Form 10-Q
period 1996-12-31
DOCTORS HEALTH SYSTEM INC
filed 1997-03-10
CIK 1010005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

        (MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                   OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 333-1926
                          DOCTORS HEALTH SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

                    MARYLAND                              52-1907421
(State or other jurisdiction of incorporation or       (I.R.S. Employer
                  organization)                      Identification No.)


                             10451 MILL RUN CIRCLE
                                   10TH FLOOR
                             OWINGS MILLS, MARYLAND
                                     21117

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (410) 654-5800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No

     As of March 7, 1997 810,000 shares of the registrant's Class A Common stock and 2,623,100 shares of the Registrant's Class B Common Stock were outstanding.

                          DOCTORS HEALTH SYSTEM, INC.
                                   FORM 10-Q
                               DECEMBER 31, 1996
                               TABLE OF CONTENTS

                                                                               PAGE
                                                                                NO.
PART 1.     FINANCIAL INFORMATION
            Item 1. Unaudited Consolidated Financial Statements
                    Unaudited Consolidated Balance Sheets.....................   1
                    Unaudited Consolidated Statements of Operations...........   2
                    Unaudited Consolidated Statements of Cash Flows...........   3
                    Notes to Unaudited Consolidated Financial Statements......   4
            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............   7
PART II.    OTHER INFORMATION
            Item 4. Submission of Matters to a Vote of Security Holders.......   11
            Item 6. Exhibits and Reports on Form 8-K..........................   12
            SIGNATURES

                          DOCTORS HEALTH SYSTEM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                         PRO FORMA
                                                                                           JUNE 30,      JUNE 30,     DECEMBER 31,
                                                                                             1996          1996           1996
                                                                                         ------------   -----------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...........................................................   $  1,419,295   $ 1,419,295   $  2,883,049
  Accounts receivable (net of allowance for doubfful accounts of $324,521 at June 30,
    1996, and $440,000 at December 31, 1996, respectively)............................      1,303,941     1,303,941      1,845,079
  Accounts receivable-affiliates......................................................      1,208,685     1,208,685      1,377,102
  Other receivables...................................................................         64,251        64,251        456,873
  Prepaid expenses....................................................................        117,096       117,096        447,339
  Due from affiliates.................................................................        891,985       891,985      1,103,895
                                                                                         ------------   -----------   ------------
    TOTAL CURRENT ASSETS..............................................................      5,005,253     5,005,253      8,113,337
PROPERTY AND EQUIPMENT, NET...........................................................      2,485,547     2,485,547      3,087,829
OTHER ASSETS
  Intangibles (net of accumulated amortization of $65,170 at June 30, 1996 and
    $162,424 at
    December 31, 1996, respectively)..................................................      2,448,030     2,448,030      5,116,572
  Deferred charges (net of accumulated amortization of $147,475 at June 30, 1996 and
    $306,188 at December 31, 1996, respectively)......................................        636,772       636,772      1,235,115
  Note receivable.....................................................................        300,000       300,000             --
  Accrued interest receivable.........................................................        253,976       253,976        308,762
  Deposits............................................................................         24,560        24,560         60,817
                                                                                         ------------   -----------   ------------
                                                                                            3,663,338     3,663,338      6,721,266
                                                                                         ------------   -----------   ------------
    TOTAL ASSETS......................................................................   $ 11,154,138   $11,154,138   $ 17,922,432
                                                                                         ============   ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Bridge Loan.........................................................................   $         --   $        --   $    983,017
  Notes Payable.......................................................................        303,915       303,915      3,605,689
  Current maturities of capital lease obligations.....................................        101,985       101,985        106,360
  Accounts payable....................................................................        330,647       330,647        638,969
  Accrued medical claims..............................................................        550,520       550,520      2,235,613
  Other accrued expenses..............................................................      2,069,579     2,069,579      2,392,781
  Due to affiliates...................................................................        766,475       766,475      1,413,884
                                                                                         ------------   -----------   ------------
    TOTAL CURRENT LIABILITIES.........................................................      4,123,121     4,123,121     11,376,313
LONG-TERM OBLIGATIONS
  Note payable........................................................................      3,400,000     3,400,000             --
  Notes payable and purchase obligations-related parties..............................      2,077,364     2,077,364      2,458,171
  Capital lease obligations, less current maturities..................................        320,673       320,673        265,575
                                                                                         ------------   -----------   ------------
                                                                                            5,798,037     5,798,037      2,723,746
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
  6.5% cumulative, Series A, $5 par value, authorized and issued 1,000,000 shares
    (liquidation value $3,500,000)....................................................      5,273,305     5,273,305      5,435,805
  Less subscription receivable-.......................................................     (1,500,000)   (1,500,000)    (1,500,000)
                                                                                         ------------   -----------   ------------
                                                                                            3,773,305     3,773,305      3,935,805
  9.75% cumulative, Series B, $11.25 par value, authorized and issued 355,556 shares
    (liquidation value $4,000,000)....................................................      4,137,526     4,137,526      4,332,548
  8% cumulative, Series C, $17.50 par value, authorized 1,071,428 shares; issued and
    outstanding 428,751 shares (liquidation value $7,500,000).........................             --            --      7,683,463
                                                                                         ------------   -----------   ------------
                                                                                            7,910,831     7,910,831     15,951,816
REDEEMABLE CLASS A COMMON STOCK
  $.01 per value, authorized, issued and outstanding 800,000 shares at June 30,
    1996..............................................................................      2,400,000            --             --
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.01 par value; authorized 1,000,000 shares, no shares issued......             --            --             --
  Common Stock
    Class A, $.01 par value; authorized 20,700,000 shares, issued and outstanding
     800,000 shares at December 31, 1996..............................................             --         8,000          8,000
    Class B, $.01 par value; authorized 10,000,000; issued and outstanding 2,398,000
     shares at June 30, 1996 and 2,552,000 at December 31, 1996.......................         23,980        23,980         25,520
    Class C, $.01 par value; authorized 29,050,000; no shares issued..................             --            --             --
    Additional paid in capital........................................................      2,323,600     2,323,798      4,117,268
    Retained earnings (accumulated deficit)...........................................    (11,425,431)   (9,033,629)   (16,280,231)
                                                                                         ------------   -----------   ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)............................................     (9,077,851)   (6,677,851)   (12,129,443)
                                                                                         ------------   -----------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)............................   $ 11,154,138   $11,154,138   $ 17,922,432
                                                                                         ============   ===========   ============

                See accompanying notes to financial statements.

                          DOCTORS HEALTH SYSTEM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       DECEMBER 31,    DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                           1995           1996          1995           1996
                                                                      -------------  -------------  -------------  -------------
REVENUES
  Net revenue.....................................................    $   915,902    $ 2,705,841    $ 1,472,969    $ 4,900,352
  Capitation revenue..............................................             --      2,219,562             --      3,487,175
                                                                      -----------    -----------    -----------    -----------
                                                                          915,902      4,925,403      1,472,969      8,387,527
EXPENSES
  Medical services expense........................................             --      2,550,395             --      3,745,896
  Care center costs...............................................        837,452      2,696,243      1,323,703      4,799,762
  General and administrative......................................        850,635      3,184,390      1,386,750      5,854,470
  Depreciation and amortization...................................         94,310        288,693        144,855        513,077
                                                                      -----------    -----------    -----------    -----------
                                                                        1,782,397      8,719,721      2,855,308     14,913,205
                                                                      -----------    -----------    -----------    -----------
     Loss from operations.........................................       (866,495)    (3,794,318)    (1,382,339)    (6,525,678)
OTHER INCOME (EXPENSE)
  Interest and other income.......................................         39,950         68,767        111,755        137,805
  Interest expense................................................        (59,356)      (158,729)       (94,467)      (306,944)
                                                                      -----------    -----------    -----------    -----------
                                                                          (19,406)       (89,962)        17,288       (169,139)
                                                                      -----------    -----------    -----------    -----------
     Loss before income taxes.....................................       (885,901)    (3,884,280)    (1,365,051)    (6,694,817)
  Income taxes....................................................             --             --             --             --
                                                                      -----------    -----------    -----------    -----------
     NET LOSS.....................................................    $  (885,901)   $(3,884,280)   $(1,365,051)   $(6,694,817)
                                                                      ===========    ===========    ===========    ===========
  Loss applicable to common stock
     Net loss.....................................................    $  (885,901)   $(3,884,280)   $(1,365,051)   $(6,694,817)
     Preferred stock dividends accreted...........................        113,750        328,761        195,000        551,785
                                                                      ===========    ===========    ===========    ===========
     Loss applicable to common stock..............................    $  (999,651)   $(4,213,041)   $(1,560,051)   $(7,246,602)
                                                                      ===========    ===========    ===========    ===========
Net loss per share................................................         ($0.33)        ($1.27)        ($0.52)        ($2.22)
                                                                      ===========    ===========    ===========    ===========
Weighted average number of shares outstanding.....................      3,000,000      3,323,304      3,000,000      3,264,761
                                                                      ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                          DOCTORS HEALTH SYSTEM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       DECEMBER 31,    DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                           1995           1996          1995           1996
                                                                      -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITY
  Net loss........................................................   $  (885,901)   $(3,884,280)   $(1,365,051)   $(6,694,817)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities
     Depreciation and amortization................................        94,310        288,693        144,855        513,077
     Provision for uncollectible accounts receivables.............        37,145         55,268         54,460        115,479
     Changes in assets and liabilities, net of effects of medical practice receivables acquired
       Accounts receivable........................................       202,197        476,997        261,906         85,550
       Accounts receivable -- affiliates..........................       (70,374)      (222,362)       (32,020)      (122,755)
       Prepaid expenses and other receivables.....................        (4,967)      (646,138)        10,879       (777,651)
       Due from/to affiliates.....................................       (71,013)       296,156       (648,761)       435,499
       Accounts payable...........................................      (360,448)       244,606        134,520        308,322
       Accrued and other liabilities..............................      (502,534)     1,426,787        381,896      1,611,999
       Organizational costs and deferred charges..................        (8,385)      (540,801)        (8,385)      (766,923)
                                                                     -----------    -----------    -----------    -----------
          Net cash (used in) provided by operating activities.....    (1,569,970)    (2,505,074)    (1,065,701)    (5,292,220)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment..............................      (352,976)      (474,306)      (693,640)      (707,923)
  Payments for acquisition costs..................................        (6,514)      (592,373)        (9,354)      (823,114)
  Deposits........................................................       111,678         (9,589)       130,063        (36,257)
                                                                     -----------    -----------    -----------    -----------
          Net cash used in investing activities...................      (247,812)    (1,076,268)      (572,931)    (1,567,294)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of redeemable convertible preferred
     stock........................................................     3,910,000             --      4,410,000      7,489,200
  Borrowings under notes payable..................................            --             --             --      1,183,017
  Principal payments on capital lease obligations.................       (33,800)       (26,014)       (37,647)       (50,723)
  Payments on notes payable.......................................       (10,915)      (130,111)       (18,708)      (298,226)
                                                                     -----------    -----------    -----------    -----------
          Net cash provided by (used in) financing activities.....     3,865,285       (156,125)     4,353,645      8,323,268
          Net increase (decrease) in cash and cash equivalents....     2,047,503     (3,737,467)     2,715,013      1,463,754
Cash and cash equivalents at beginning of period..................       799,395      6,620,516        131,885      1,419,295
                                                                     -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period........................   $ 2,846,898    $ 2,883,049    $ 2,846,898    $ 2,883,049
                                                                     ===========    ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest..........................................   $    36,451    $    90,860    $    43,725    $   188,452
                                                                     ===========    ===========    ===========    ===========
  Cash paid for income taxes......................................   $        --    $        --    $        --    $        --
                                                                     ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                          DOCTORS HEALTH SYSTEM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The consolidated financial statements for the three months and six months ended December 31, 1995 and 1996 are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Amendment No. 7 to its S-1 Registration Statement for the year ended June 30, 1996.

NOTE 2 -- ACQUISITIONS

     The Company acquires certain assets of medical practices from Equity Physicians and enters into long-term contracts with Core Medical Groups (CMG) who employ the physicians. The Company currently derives a significant portion of its total revenues pursuant to the Physician Services Organization Agreements (PSO Agreement), which are long-term contracts between CMGs and the Company. The Company's PSO Agreements have a 30-year term with an unlimited number of 10-year renewals. Under the PSO Agreements, the Company provides general management, billing and collection, office personnel, managed care contracting and care management services. Under the PSO Agreements, the Core Medical Groups agree to comply with the terms of managed care contracts, including the delivery of health care services, 24-hour coverage, cooperation with utilization review, quality assurance and peer review programs. The PSO Agreement does not convey any equity interest in the CMGs, which retain autonomy and independence over clinical matters.

     During the three months ended December 31, 1996, the Company acquired certain assets of the medical practices of 16 physicians. In connection with the transactions, the Company added 10 of the physicians to an existing CMG (Doctors Health Montgomery, LLC) and 6 to a new CMG (Anne Arundel Medical Group, LLC). During the three months ended December 31, 1995, the Company added 8 physicians and expanded its Core Medical Groups from one to two. During the three months ended December 31, 1996, the consideration paid for the acquisition of medical practice assets totaled approximately $2,921,000 and consisted of 26% cash, 51% stock and 23% notes payable and liabilities assumed. During the three months ended December 31, 1995, the consideration paid for the acquisition of medical practice assets totaled approximately $771,000 and consisted of 1% cash, 64% stock and 35% notes payable and liabilities assumed.

NOTE 3 -- NET REVENUE

     The Company's net revenues represent the contractual management and similar fees earned under its long-term PSO Agreements with CMGs. Under the PSO Agreements, the Company is contractually responsible and at risk for the operating costs of the CMGs with the exception of amounts retained by physicians. The Company's net revenues include the reimbursement of all medical practice operating costs and the contractual management fees as defined and stipulated in the PSO Agreements. Contractual fees are accrued when collection is probable. Revenue for all CMGs is recorded at established rates reduced by allowances for doubtful accounts and contractual adjustments and amounts retained by physician groups.

                          DOCTORS HEALTH SYSTEM, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 3 -- NET REVENUE -- Continued

     The following represents amounts included in the determination of net revenue:

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                         1995            1996            1995            1996
                                                                     ------------    ------------    ------------    ------------
Gross physician revenue...........................................     2,557,561       7,820,725       4,289,050      13,704,635
  Less: Provision for contractual and other adjustments...........    (1,008,295)     (3,348,485)     (1,655,087)     (5,656,371)
Gatekeeper capitated income.......................................       295,299         775,063         453,777       1,392,504
                                                                      ----------      ----------      ----------      ----------
Net physician revenue.............................................     1,844,565       5,247,303       3,087,740       9,440,768
Amount retained by affiliated core medical groups:
  Physicians......................................................       775,724       2,490,249       1,374,564       4,324,966
  Ancillary employees and expenses................................       152,939          51,213         240,207         215,450
                                                                      ----------      ----------      ----------      ----------
Net revenue.......................................................       915,902       2,705,841       1,472,969       4,900,352
                                                                      ==========      ==========      ==========      ==========

     During the three months ended December 31, 1995 and 1996, the Company derived substantially all of its net revenue from two and five, respectively, affiliated CMGs with which it has PSO agreements. For the three months ended December 31, 1995 and 1996, one of these CMGs comprised approximately 99% and 69%, respectively, of the Company's net revenue respectively.

NOTE 4 -- CAPITATION REVENUE AND MEDICAL SERVICES EXPENSE RECOGNITION

     As of December 31, 1996, the Company has three global capitation contracts and twelve gatekeeper capitation contracts with thirteen separate Health Maintenance Organizations (HMOs). Under the contracts, the Company receives monthly capitation fees based on the number of enrollees selecting any one of the Company's affiliated primary care physicians. The capitation revenue under these contracts is prepaid monthly based on the number of enrollees and is recognized as capitation revenue during the month services are provided to the enrollees. During the three months ended December 31, 1996, $1,572,229 and $647,333, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's financial statements. During the six months ended December 31, 1996, $2,498,842 and $988,333, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's financial statements. During the three months and six months ended December 31, 1995, the Company had no global or gatekeeper capitation contracts.

     The Company's commercial capitation contract also includes a provision whereby the Company can earn additional incentive revenue or incur medical services expenses based upon the enrollees' utilization of hospital services. Estimated amounts receivable or payable from the HMO are recorded based upon actual hospital utilization and associated costs incurred by assigned HMO enrollees, compared to the portion of the commercial capitation fees allocated for hospitalization. Differences between actual contract settlements and estimated receivables or payables relating to the arrangement are recorded in the year of settlement. Included in accrued medical services as of December 31, 1996 is approximately $95,000 of estimated amounts due to the HMO under this arrangement.

     Under the Company's two Medicare full risk capitation contracts, the Company has assumed responsibility for managing and paying for substantially all of the medical care for the respective payor's enrollees. Consequently, the Company does not perform a settlement with the HMOs under the two Medicare contracts.

     The Company is responsible for the cost of the medical services provided by its affiliated physicians and other providers who are covered under global capitation contracts. The cost of medical services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical services is based on projections of costs using historical studies of claims paid. Estimates are continually monitored and reviewed and, as settlements are made or estimates are adjusted, differences are reflected in current operations. As of December 31, 1996, approximately $2,140,000 was recorded as accrued medical services for incurred but not reported services.

                          DOCTORS HEALTH SYSTEM, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 5 -- CAPITALIZATION

     On September 4, 1996, the Company issued 428,571 shares of Series C Preferred Stock to Genesis Health Ventures, Inc. (Genesis), in exchange for $7,500,000 in cash. See Subsequent Events below for a summary of the additional investment by Genesis on January 2, 1997 and January 31, 1997.

NOTE 6 -- COMMON STOCK REPURCHASE AGREEMENT

     Under the terms of the stockholders' agreement with three founding shareholders (who are also officers and directors of the Company), the Company may be required to purchase shares of the Company's Class A Common Stock in certain circumstances including death or disability. As of June 30, 1996, the Company had obtained insurance to cover the purchase of the capital stock in the event of death. On December 20, 1996, the Company obtained insurance to cover the purchase of the capital stock in the event of a disability. By agreement dated February 1, 1997, one of the founding shareholders agreed to waive the repurchase agreement with respect to any disability not covered by insurance. As of February 17, 1997, the insurance lapsed with respect to the founding shareholder who waived the Company's obligation to purchase such founding shareholder's capital stock in the event of a disability. Under each of the above policies, the Company has obtained insurance that is in excess of the estimated fair value of its Class A Common Stock. In order to comply with
Article 5 of Regulation S-X, the Company has presented the common stock that is redeemable based on events outside the Company's control (i.e. a disability) as Redeemable Class A Common Stock in the accompanying Balance Sheet as of June
30, 1996. As a result of the coverage provided by the life and disability policies described above and the waiver of certain stock repurchase rights described above, there are no circumstances in which a redemption event would result in a decrease in the Company's stockholders' equity. The Company will present the Class A Common Stock as stockholders' equity in all balance sheets subsequent to December 20, 1996. The Company has presented an unaudited Pro Forma Balance Sheet as of June 30, 1996 assuming the Class A Common Stock is covered by insurance for any event of redemption. The Company intends to maintain insurance at levels sufficient to finance its redemption obligations. The terms of the stock purchase agreement terminate in the event of an initial public offering or a change in control of the Company as defined in the stockholders' agreement with three founding shareholders.

NOTE 7 -- NOTES PAYABLE

     The Company has presented the $3,600,000 note payable due on December 31, 1997 as a current liability in the accompanying December 31, 1996 balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion regarding the Company's intent to refinance this amount as part of the Permanent Financing.

NOTE 8 -- SUBSEQUENT EVENTS

     On January 2, 1997, the Company issued 142,857 shares of Series C Redeemable Convertible Preferred Stock to Genesis for $2,500,000. As of that issuance, Genesis held 571,428 shares of Series C Redeemable Convertible Preferred Stock. In addition, on January 31, 1997, the Company and Genesis entered into a Note Purchase Agreement pursuant to which Genesis agreed to provide the Company a $5,000,000 credit facility. The Company issued its Convertible Subordinated 11% Promissory Note to Genesis and on January 31, 1997, Genesis advanced the sum of $2,800,000 pursuant to the credit facility. The credit facility matures on January 31, 1999 or the consummation of a $30,000,000 debt and/or equity Permanent Financing (See Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources). The $5,000,000 note is convertible at the option of Genesis into a minimum of 500,000 shares of Convertible Series C Preferred stock. Beginning on March 31, 1997, the Company may request additional advances under the Note. Also, on January 31, 1997, the Company issued to Genesis a Warrant to purchase 250,000 shares of Class A Common stock at $14.00 per share.

     On January 13, 1997, the Company repaid to First National Bank of Maryland $983,017 which represents the retirement of the bridge loan facility.

     On March 4, 1997, the Company completed the merger of Medtrust Medical Group, Inc. into Doctors Health of Virginia, Inc. ("DHVA"), a wholly-owned subsidiary of the Company. In connection with the Merger, DHVA became the successor to Medtrust's non-exclusive independent practice association and certain Medtrust members entered into exclusive participation agreements with a Company-owned independent practice association. Pursuant to the merger, members of Medtrust and certain directors and officers of Medtrust received cash and shares of the Company's Class B Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     Doctors Health System is a managed care and medical management company which develops and consolidates individual and groups of internists, pediatricians and family practitioners ("primary care physicians" -- PCPs), specialist physicians, hospitals and other health care providers into primary care-driven, comprehensive managed care health delivery networks. PCPs and specialist physicians are referred to herein as the "Network Physicians." The Company is focusing on the development of its networks in the Baltimore and Washington metropolitan area and surrounding regions. As of December 31, 1996, the Company had approximately 310 Network PCPs in six regional networks throughout the state of Maryland and one regional network in Northern Virginia.

     The Company provides services to its Network Physicians, who deliver health care services to patients under various reimbursement mechanisms. The Company's level of profitability depends on (i) increasing the number of Network Physicians, (ii) attracting patients to enroll in benefit plans that enter into Global Capitated Contracts with the Company (principally Medicare beneficiaries), (iii) securing additional and maintaining Global Capitated Contracts, with adequate reimbursement rates and (iv) generating earnings through assisting Network Physicians in managing the delivery of high quality care at a cost less than the reimbursement received under Global Capitated Contracts. As of December 31, 1996, the Company has two Global Capitated Medicare Contracts and one Commercial Contract.

     The Company intends to continue acquiring certain assets of medical practices and obtaining managed care contracting rights and is currently in active discussions with a number of primary and specialty care physicians. The Company intends to begin management of multi-speciality CMGs pursuant to a medical practice asset acquisition of and merger with a cardiology practice. The Company also expects to derive revenues and earnings from the participation of physicians in its Independent Practice Association (IPAs). As of September 30, 1996, 50 Network PCPs were participants in the Company's IPAs. As of December 31, 1996, the Network PCPs participating in the Company's IPAs increased to 186.

  RESULTS OF OPERATIONS

     The Company's operating results are significantly affected by the number of Network PCPs, the number of Network PCPs participating in Global Capitated Contracts, the number of executed Global Capitated Contracts, and the number of patients enrolled in benefit plans under Global Capitated Contracts with the Company. The following table summarizes the Company's history with respect to Network PCPs, executed Global Capitated Contracts and patients enrolled in benefit plans under Global Capitated Contracts with the Company:

                                                                              JUNE 30,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                                                1995        1996          1996             1996
                                                                              --------    --------    -------------    ------------
Number of Network PCPs as of...............................................      24           155           176              310
Number of Network PCPs participating in Global Capitated Contracts as of...      --            45*           45               62
Number of regional networks as of..........................................       1             5             6                7
Number of Global Capitated Contracts as of.................................      --             3             3                3
Number of Global Capitated Patients:
  Commercial...............................................................      --         2,039         2,174            2,272
  Medicare.................................................................      --           491           965            1,283

*There is a lag between when physicians join networks and when they become eligible to participate in Global Capitated Contracts as a result of the credentialing process and other internal Company controls.

     The increase in the number of Network Physicians has contributed to the increase in net revenue growth as well as the increase in operating costs to support physician growth. In preparation for the acquisition of medical practices and other physician transactions, the Company had invested in the personnel and infrastructure necessary to accommodate its anticipated growth, which resulted in substantial increases in corporate expenses throughout 1996 and 1995.

     The following table shows the percentage of total revenues represented by various expense and other income items reflected in the Company's Unaudited Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere herein. As a result of the Company's rapid growth and the limited period of affiliation with the physician practices, the Company does not believe that the period-to-period comparisons and percentage relationships within periods are fully meaningful at this time.

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                         1995            1996            1995            1996
                                                                     ------------    ------------    ------------    ------------
Net revenue.......................................................       100.0%           54.9%          100.0%           58.4%
Capitation revenue................................................          --            45.1%             --            41.6%
                                                                         -----           -----           -----           -----
Total revenues....................................................       100.0%          100.0%          100.0%          100.0%
Medical services expense..........................................          --            51.8%             --            44.7%
Care center costs.................................................        91.4%           54.8%           89.9%           57.2%
General and administrative........................................        92.9%           64.7%           94.1%           69.7%
Depreciation and amortization.....................................        10.3%            5.9%            9.8%            6.1%
Interest and other income.........................................        (4.4)%          (1.4)%          (7.6)%          (1.6)%
Interest expense..................................................         6.5%            3.2%            6.4%            3.7%
Income tax expense................................................          --              --              --              --
                                                                         -----           -----           -----           -----
Net loss..........................................................       (96.7)%         (79.0)%         (92.6)%         (79.8)%
                                                                         =====           =====           =====           =====

  THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995.

     TOTAL REVENUES. The Company's total revenues increased to $4,925,403 for the three months ended December 31, 1996 from $915,902 for the three months ended December 31, 1995. This increase was attributable to the growth in net revenue to $2,705,841 or 54.9% of total revenue from $915,902 or 100% of total revenue and the increase in capitation revenue to $2,219,562 ($1,572,229 for Global Capitated Contracts and $647,333 for Gatekeeper Capitation Contracts) or 45.1% of total revenue from $0 over the prior period. These increases resulted primarily from the increase in the number of Network Physicians from 36 to 310, the increase in the number of Network Physicians participating in Global Capitated Contracts from 0 to 62, the increase in the number of Global Capitated Contracts from 0 to 3 and the increase in the number of Gatekeeper Capitation Contracts from 0 to 12.

     MEDICAL SERVICES EXPENSE. Medical services expense was $2,550,395 or 51.8% of total revenue for the three months ended December 31, 1996 compared to $0 of total revenue for the three months ended December 31, 1995. This increase resulted from the increase in the number of Network Physicians participating in Global Capitated Contracts from 0 to 62, the increase in the number of Global Capitated Contracts from 0 to 3 and the increase in the number of Gatekeeper Capitated Contracts from 0 to 12. The Company expects these expenses to increase as the number of Network Physicians participating in and the number of patients enrolled in benefit plans under Global Capitated Contracts with the Company grows.

     CARE CENTER COSTS. Care center costs were $2,696,243 or 54.8% of total revenue for the three months ended December 31, 1996 compared to $837,452 or 91.4% of total revenue for the three months ended December 31, 1995. This increase in dollar amount resulted from the increase in the number of Network Physicians from 36 to 310. While these expenses are expected to increase as the Company continues adding Network Physicians, the Company expects that these expenses will continue to decline as a percentage of total revenue assuming continued growth in revenue.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3,184,390 or 64.7% of total revenue for the three months ended December 31, 1996 compared to $850,635 or 92.9% of total revenue for the three months ended December 31, 1995. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, acquisitions, network development and care management departments and additional costs incurred in adding physicians to the Company's networks and attracting patients who enroll in benefit plans under Global Capitated Contracts. While these expenses are expected to increase as the Company adds Network Physicians, the Company expects that these expenses will continue to decline as a percentage of total revenues assuming continued growth in revenue.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses were $288,693 or 5.9% of total revenue for the three months ended December 31, 1996 compared to $94,310 or 10.3% of total revenue for the three months ended December 31, 1995. The increase in dollar amount resulted primarily from intangibles acquired in connection with the purchase of certain medical practice assets from Equity Physicians, as well as fixed asset additions. While these expenses are expected to increase as the Company continues adding Equity Physicians to the affiliated CMGs, the Company expects that these expenses will continue to decline as a percentage of total revenue assuming continued growth in revenue.

     INTEREST AND OTHER INCOME. Interest and other income was $68,767 or 1.4% of total revenue for the three months ended December 31, 1996 compared to $39,950 or 4.4% of total revenue for the three months ended December 31, 1995.

     INTEREST EXPENSE. Interest expense was $158,729 or 3.2% of total revenue for the three months ended December 31, 1996 compared to $59,356 or 6.5% of total revenue for the three months ended December 31, 1995. The increase in dollar amount resulted primarily from the increase in the level of borrowings.

     INCOME TAX EXPENSE. In light of the Company's losses and its allowance for deferred tax assets, for the three months ended December 31, 1996 and 1995, the Company did not require a provision for income taxes.

     NET LOSS. The Company had a net loss of $3,884,280 for the three months ended December 31, 1996 compared to $885,901 for the three months ended December 31, 1995.

     LOSS APPLICABLE TO COMMON STOCK. The Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders. The net loss applicable to common stock was $4,213,041 for the three months ended December 31, 1996 compared to $999,651 for the three months ended December 31, 1995.

  SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995.

     TOTAL REVENUES. The Company's total revenues increased to $8,387,527 for the six months ended December 31, 1996 from $1,472,969 for the six months ended December 31, 1995. This increase was attributable to the growth in net revenue to $4,900,352 or 58.4% of total revenue from $1,472,969 or 100% of total revenue and the increase in capitation revenue to $3,487,175 ($2,498,842 Global Capitation and $988,333 from Gatekeeper Capitation Contracts) or 41.6% of total revenue from $0 over the prior year. These increases resulted primarily from the increase in the number of Network Physicians from 36 to 310, the increase in the number of Network Physicians participating in Global Capitated Contracts from 0 to 62, the increase in the number of Global Capitated Contracts from 0 to 3 and the increase in the number of Gatekeeper Capitation Contracts from 0 to 12.

     MEDICAL SERVICES EXPENSE. Medical services expense was $3,745,896 or 44.7% of net revenue for the six months ended December 31, 1996 compared to $0 or 0% of net revenue for the six months ended December 31, 1995. These increases resulted form the increase in the number of Network Physicians participating in Global Capitation Contracts from 0 to 62, the increase in the number of Global Capitated Contracts from 0 to 3 and the increase in the number of Gatekeeper Capitation Contracts from 0 to 12. The Company expects these expenses to increase as the number of Network PCPs participating in and the number of patients enrolled in benefit plans under Global Capitation Contracts with the Company grows.

     CARE CENTER COSTS. Care center costs were $4,799,762 or 57.2% of total revenue for the six months ended December 31, 1996 compared to $1,323,703 or 89.9% of total revenue for the six months ended December 31, 1995. The increase in dollars resulted from the increase in the number of Network Physicians from 36 to 310.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5,854,470 or 69.7% of total revenue for the six months ended December 31, 1996 compared to $1,386,750 or 94.1% of net revenue for the six months ended December 31, 1995. The increase in dollars resulted primarily from increased compensation expenses from development of the Company's corporate management team, as well as the formation of its marketing, acquisitions, network development and care management functions and additional organizational costs from developing physician networks.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses were $513,077 or 6.1% of total revenue for the six months ended December 31, 1996 compared to $144,855 or 9.8% of total revenue for the six months ended December 31, 1995. The increase in dollars resulted primarily from intangibles acquired in connection with the purchase of certain medical practice assets from Equity Physicians, as well as fixed asset additions.

     INTEREST AND OTHER INCOME. Interest and other income was $137,805 or 1.6% of total revenue for the six months ended December 31, 1996 compared to $111,755 or 7.6% of total revenue for the six months ended December 31, 1995.

     INTEREST EXPENSE. Interest expense was $306,944 or 3.7% of total revenue for the six months ended December 31, 1996 compared to $94,467 or 6.4% of total revenue for the six months ended December 31, 1995. The increase in dollars resulted primarily from the increase in the level of borrowings.

     INCOME TAX EXPENSE. In light of the Company's losses and its allowance for deferred tax assets, for the six months ended December 31, 1996 and 1995, the Company did not require a provision for income taxes.

     NET LOSS. The Company had a net loss of $6,694,817 for the six months ended December 31, 1996 compared to $1,365,051 for the six months ended December 31, 1995.

     LOSS APPLICABLE TO COMMON STOCK. The Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders. The net loss applicable to common stock was $7,246,602 for the six months ended December 31, 1996 compared to $1,560,051 for the six months ended December 31, 1995.

  LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had approximately $2,800,000 in available cash and negative working capital of $2,870,000 (excluding the remaining amount available under the Bridge Loan Facility which was repaid on January 13, 1997). On January 2, 1997, the Company received $2,500,000 in exchange for 142,857 shares of Redeemable Convertible Series C Preferred Stock. The negative working capital is a result of the presentation of the $3,600,000 note payable due on December 31, 1997, as a current liability. See the discussion below regarding the Company's intent to refinance this amount as part of the Permanent Financing. On January 13, 1997, the Company repaid the Bridge Loan Facility of $983,017.

     On January 31, 1997, the Company established a $5,000,000 credit facility (the "Subordinated Debt Facility") with an affiliate of the Series C Preferred Stockholder, which was guaranteed by the Series C Preferred Stockholder. The Subordinated Debt Facility will mature on January 31, 1999, unless made part of the Permanent Financing (as described below). Advances under the Subordinated Debt Facility will bear interest at a rate of 11% per annum. Such interest shall be payable at maturity in shares of Series C Preferred Stock at the rate of $14.00 per share. The Subordinated Debt Facility is subordinated to the Company's bank line-of-credit and is secured by a second lien on all accounts receivable and assets. Advances under the Subordinated Debt Facility are convertible into shares of Series C Preferred Stock at maturity or in conjunction with the Permanent Financing at a price per share equal to the lesser of (i) the price which would result in a weighted average price of $14.00 per share for all shares of Series C Preferred stock issued by the Company or
(ii) the price assigned to shares of the Company's securities issued in the Permanent Financing. In connection with the execution of the Subordinated Debt Facility, the Company and the Series C Preferred Stockholder amended their Option Agreement dated September 4, 1996 to reduce the shares issuable pursuant to the Option from 500,000 shares of Series C Preferred Stock to 250,000 shares of Series C Preferred Stock, and a reduction in the cash available to the Company under the Option from $10,000,000 to $5,000,000. The amended Option Agreement dated January 31, 1997, provides that the Company may require the Series C Preferred Stockholder to purchase 250,000 shares of Series C Preferred Stock at a price of $20.00 per share when the Company's Global Capitation Contracts include at least 20,000 Medicare lives. The Series C Preferred Stockholder may exercise the option at any time prior to the occurrence of certain events, including completion of a public offering or Permanent Financing transaction.

     The Company is seeking a $630,000 letter of credit (LOC) from First National Bank of Maryland which the Company believes will be issued in March 1997. The LOC is a requirement under one of the Company's Medicare Capitated Contracts with a health maintenance organization. The Medicare Capitated Contract requires the Company to provide an LOC, or other similar security, for a portion of the capitation received by the Company during the previous 60 days. The LOC will be secured by a $630,000 certificate of deposit funded by the Company's working capital.

     Until the Company and its Payors attract an adequate number of Capitation Lives in Global Capitated Contracts, the Company anticipates that it will incur operating losses and experience negative operating cash flows. The Company believes that its cash on hand at March 6, 1997, of $3,062,000 and the amounts remaining available under the Subordinated Debt Facility will be sufficient to fund the Company's operations through June 30, 1997. However, in the event that the Company either has not attracted an adequate number of Capitated Lives in Global Capitated Contracts in order to offset operating expenses, or has not secured the Permanent Financing described, the Company will not be able to execute its business strategy and the Company's operating results and financial condition could be materially and adversely affected.

     Genesis Health Ventures, Inc. ("Genesis"), the Company's Series C Preferred Stockholder, has agreed to use its best efforts to assist the Company in raising $30,000,000 in financing (the "Permanent Financing") until April 30, 1997. The Company and Genesis are evaluating several initiatives for obtaining the Permanent Financing. The Permanent Financing may be in the form of issuance of another class of preferred stock, a debt facility or a combination of both. One such initiative would be to secure a $20,000,000 senior subordinated debt facility and $10,000,000 in redeemable convertible preferred stock of the Company. Genesis has indicated to the Company that it desires to participate in any debt financing portion of a Permanent Financing. In connection with the $20,000,000 senior subordinated debt facility, the Company anticipates that it will issue detachable warrants with a nominal exercise price. The anticipated proceeds from the Permanent Financing will be used to repay the Subordinated Debt Facility, repay a bank line of credit, fund working capital needs, acquire certain assets of physician practices and, subject to approval of the Series A Stockholder and certain other conditions, redeem the Series B Preferred Stock at par plus accrued dividends. All equity components must be junior with respect to dividends, liquidation and redemption to all existing Preferred Stockholders. The financing sources will be granted Board representation and Genesis will have the option of designating an additional Board and Executive Committee member. In exchange for such assistance, the Company (i) agreed until April 30, 1997, to work exclusively with and through Genesis in seeking additional financing sources and (ii) granted the Series C Preferred Stockholder a warrant to purchase 250,000 shares of Class A common stock at an exercise price of $14.00 per share. Upon consummation of the Permanent Financing, the remaining right and/or commitment of the Series C Preferred Stockholder's existing options to purchase 250,000 shares of Series C Preferred Stock at a price of $20.00 per share when the Company's Global Capitated Contracts include at least 20,000 Medicare lives shall terminate.

     The inability of the Company to obtain such funding, either in whole or in part, would impair the Company's ability to make intended capital expenditures and to execute its planned strategy and therefore could have a material adverse effect on the Company's results of operations and financial condition.

                      FORWARD-LOOKING STATEMENT REGARDING
                            FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q contains statements which, to the extent they are not recitations of historical fact, may constitute forward-looking statements regarding future operating results and financial condition. All forward-looking statements involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not materially differ from its expectations.

     The future operating results and financial condition of the Company are dependent upon the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. In addition, the future operating results and financial condition of the Company may also be affected by several factors, including (i) the Company's growth strategy and its ability to raise sufficient capital to support growth,
(ii) government regulation of the health care industry; (iii) integration risks,
(iv) dependence on managed care contracts and dependence on enrollment patients in managed care contracts with HMOs, (v) health care cost-containment decisions of Payors; (vi) controlling and estimating health care costs; and (vii) competition for opportunities to expand the Company's network of physicians and health care providers. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By unanimous consent in lieu of meeting dated January 29, 1997, the following matters were submitted to a vote of the Registrant's stockholders:

     1. Adoption of Articles of Amendment and Restatement and Bylaws of the Registrant to (i) increase the size of the Board of Directors from 18 to 19 members to provide the Series C Preferred Stockholders an additional seat on the Board; (ii) increase the size of the Executive Committee of the Board from seven to eight members to provide the Series C Preferred Stockholder an additional seat on the Executive Committee; (iii) to provide that a majority of the Executive Committee members constitutes a quorum; and (iv) to increase the number of authorized shares of Series C Preferred Stock from 1,071,428 shares to 1,500,000 shares.

VOTES FOR                             VOTES AGAINST        ABSTENTIONS
Class A and Class B Common Stock
  4,403,000                                0                    0
Series B Preferred Stock
  355,556                                  0                    0
Series C Preferred Stock
  571,428                                  0                    0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     (10.1) Note Purchase Agreement dated January 31, 1997 among Doctors Health System, Inc., Genesis Health Ventures, Inc. and Genesis Holdings.

     (10.2) Convertible Subordinated 11% Note dated January 31, 1997 and issued by Doctors Health System.

     (10.3) Amended and Restated Option Agreement by and between Doctors Health System, Inc. and Genesis Health Ventures, Inc., dated January 31, 1997.

     (10.4) Articles of Amendment and Restatement dated January 31, 1997.

     (10.5) Letter Agreement dated February 1, 1997 for Scott Rifkin, M.D. to Doctors Health System, Inc.

     (b) Reports on Form 8K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DOCTORS HEALTH SYSTEM, INC.


                                         By: /s/ John R. Dwyer
                                             _______________________
                                             John R. Dwyer
                                             Chief Financial Officer