Form 10-Q/A
period 1996-12-31
DOCTORS HEALTH SYSTEM INC
filed 1997-03-13
CIK 1010005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

     As of March 13, 1997 810,000 shares of the registrant's Class A Common stock and 2,623,100 shares of the Registrant's Class B Common Stock were outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     (10.1) Note Purchase Agreement dated January 31, 1997 among Doctors Health System, Inc., Genesis Health Ventures, Inc. and Genesis Holdings.*

     (10.2) Convertible Subordinated 11% Note dated January 31, 1997 and issued by Doctors Health System.*

     (10.3) Amended and Restated Option Agreement by and between Doctors Health System, Inc. and Genesis Health Ventures, Inc., dated January 31, 1997.*

     (10.4) Articles of Amendment and Restatement dated January 31, 1997.*

     (10.5) Letter Agreement dated February 1, 1997 for Scott Rifkin, M.D. to Doctors Health System, Inc.*

       (27) Financial Data Schedule (filed herewith).


     (b) Reports on Form 8K

     None


     * Previously filed

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