Form 10-Q
period 1997-03-31
DOCTORS HEALTH SYSTEM INC
filed 1997-05-15
CIK 1010005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-1926
                          DOCTORS HEALTH SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

                MARYLAND                                      52-1907421
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization                       Identification No.)

                             10451 MILL RUN CIRCLE
                                   10TH FLOOR
                          OWINGS MILLS, MARYLAND 21117
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (410) 654-5800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ___       ___

     As of May 14, 1997 810,000 shares of the registrant's Class A Common stock and 2,634,448 shares of the Registrant's Class B Common Stock were outstanding.

                          DOCTORS HEALTH SYSTEM, INC.
                                   FORM 10-Q
                                 MARCH 31, 1997
                               TABLE OF CONTENTS

                                                                                                                          PAGE
                                                                                                                           NO.
                                                                                                                          ----
PART I.       FINANCIAL INFORMATION
              Item 1.   Unaudited Consolidated Financial Statements
                        Unaudited Consolidated Balance Sheets..........................................................       1
                        Unaudited Consolidated Statements of Operations................................................       2
                        Unaudited Consolidated Statements of Cash Flows................................................       3
                        Notes to Unaudited Consolidated Financial Statements...........................................       4
              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations..................................................       7

PART II.      OTHER INFORMATION
              Item 4.   Submission of Matters to a Vote of Security Holders............................................      12
              Item 6.   Exhibits and Reports on Form 8-K...............................................................      12

              SIGNATURES

                          DOCTORS HEALTH SYSTEM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                          PRO-FORMA
                                                                                           JUNE 30,       JUNE 30,       MARCH 31,
                                                                                             1996           1996           1997
                                                                                           ---------      ---------     ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...........................................................   $  1,419,295    $ 1,419,295   $  3,309,833
  Accounts receivable (net of allowance for doubtful accounts of $324,521 at June 30,
    1996, and $334,000 at March 31, 1997, respectively)...............................      1,303,941      1,303,941      2,102,120
  Accounts receivable-affiliates......................................................      1,208,685      1,208,685      1,194,349
  Other receivables...................................................................         64,251         64,251        752,410
  Prepaid expenses....................................................................        117,096        117,096        316,493
  Due from affiliates.................................................................        891,985        891,985        923,743
    TOTAL CURRENT ASSETS..............................................................      5,005,253      5,005,253      8,598,948
PROPERTY AND EQUIPMENT, NET...........................................................      2,485,547      2,485,547      3,075,071
OTHER ASSETS
  Intangibles (net of accumulated amortization of $65,170 at June 30, 1996 and
    $257,846 at March 31, 1997, respectively).........................................      2,448,030      2,448,030      5,902,071
  Deferred charges (net of accumulated amortization of $147,475 at June 30, 1996 and
    $410,089 at March 31, 1997, respectively).........................................        636,772        636,772      1,147,864
  Note receivable.....................................................................        300,000        300,000             --
  Accrued interest receivable.........................................................        253,976        253,976        342,076
  Deposits............................................................................         24,560         24,560         75,756
                                                                                            3,663,338      3,663,338      7,467,767
    TOTAL ASSETS......................................................................   $ 11,154,138    $11,154,138   $ 19,141,786
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Notes Payable.......................................................................        303,915        303,915      3,605,689
  Current maturities of capital lease obligations.....................................        101,985        101,985        110,493
  Accounts payable....................................................................        330,647        330,647        249,738
  Accrued medical claims..............................................................        550,520        550,520      3,412,554
  Other accrued expenses..............................................................      2,069,579      2,069,579      2,319,543
  Due to affiliates...................................................................        766,475        766,475        479,337
    TOTAL CURRENT LIABILITIES.........................................................      4,123,121      4,123,121     10,177,354
LONG-TERM OBLIGATIONS
  Note payable........................................................................      3,400,000      3,400,000      2,853,044
  Notes payable and purchase obligations-related parties..............................      2,077,364      2,077,364      2,605,469
  Capital lease obligations, less current maturities..................................        320,673        320,673        236,260
                                                                                            5,798,037      5,798,037      5,694,773
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
  6.5% cumulative, Series A, $5 par value, authorized and issued 1,000,000 shares
    (liquidation value $3,500,000)....................................................      5,273,305      5,273,305      5,517,055
  Less subscription receivable........................................................     (1,500,000)    (1,500,000)    (1,500,000)
                                                                                            3,773,305      3,773,305      4,017,055
  9.75% cumulative, Series B, $11.25 par value, authorized and issued 355,556 shares
    (liquidation
    value $4,000,000).................................................................      4,137,526      4,137,526      4,430,059
  8% cumulative, Series C, $17.50 par value, authorized 1,500,000 shares; issued and
    outstanding 571,428 shares (liquidation value $10,000,000)........................             --             --     10,379,656
                                                                                            7,910,831      7,910,831     18,826,770
REDEEMABLE CLASS A COMMON STOCK
  $.01 per value, authorized, issued and outstanding 800,000 shares at June 30,
    1996..............................................................................      2,400,000             --             --
STOCKHOLDERS' EQUITY (Deficit)
  Preferred Stock, $.01 par value; authorized 1,000,000 shares, no shares issued......             --             --             --
  Common Stock
    Class A, $01 par value; authorized 20,700,000 shares, issued and outstanding
      810,000 shares at March 31, 1997................................................             --          8,000          8,100
    Class B, $.01 par value; authorized 10,000,000; issued and outstanding 2,398,000
     shares at June 30, 1996 and 2,623,100 at March 31, 1997..........................         23,980         23,980         26,231
    Class C, $.01 par value; authorized 29,050,000; no shares issued..................             --             --             --
  Additional paid in capital..........................................................      2,323,600      2,323,798      4,684,157
  Retained earnings (accumulated deficit).............................................    (11,425,431)    (9,033,629)   (20,275,599)
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)..............................................     (9,077,851)    (6,677,851)   (15,557,111)
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..............................   $ 11,154,138    $11,154,138   $ 19,141,786

                See accompanying notes to financial statements.

                          DOCTORS HEALTH SYSTEM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     ------------------------      -------------------------
                                                                     MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                                       1996           1997           1996            1997
                                                                     ---------      ---------      ---------      ---------
REVENUES
  Net revenue....................................................   $ 1,813,021    $ 3,599,391    $ 3,285,990    $  8,499,743
  Capitation revenue.............................................       246,349      3,163,080        246,349       6,650,255
     Total Revenue...............................................     2,059,370      6,762,471      3,532,339      15,149,998
EXPENSES
  Medical services expense.......................................       372,889      3,096,363        372,889       6,842,259
  Care center costs..............................................     1,709,371      3,463,540      3,033,074       8,263,302
  General and administrative.....................................     2,303,626      3,184,840      3,690,376       9,039,310
  Depreciation and amortization..................................       128,414        480,473        273,269         993,550
     Total Expenses..............................................     4,514,300     10,225,216      7,369,608      25,138,421
  Loss from operations...........................................    (2,454,930)    (3,462,745)    (3,837,269)     (9,988,423)
OTHER INCOME (EXPENSE)
  Interest and other income......................................        51,735         65,084        163,490         202,889
  Interest expense...............................................       (80,310)      (222,752)      (174,777)       (529,696)
     Total Other Income (Expense)................................       (28,575)      (157,668)       (11,287)       (326,807)
  Loss before income taxes.......................................    (2,483,505)    (3,620,413)    (3,848,556)    (10,315,230)
  Income taxes...................................................            --             --             --              --
NET LOSS.........................................................   $(2,483,505)   $(3,620,413)   $(3,848,556)   $(10,315,230)
  Loss applicable to common stock
  Net loss.......................................................   $(2,483,505)   $(3,620,413)   $(3,848,556)   $(10,315,230)
  Preferred stock dividends accreted.............................       178,770        374,955        373,770         926,740
  Loss applicable to common stock................................    (2,662,275)    (3,995,368)    (4,222,326)    (11,241,970)
Net loss per share...............................................   $      (.87)   $     (1.17)   $     (1.39)   $      (3.39)
Weighted average number of shares outstanding....................     3,068,538      3,411,801      3,022,680       3,313,169

                See accompanying notes to financial statements.

                          DOCTORS HEALTH SYSTEM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     -------------------------     ------------------------
                                                                     MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                                       1996           1997           1996            1997
                                                                     ---------      ----------     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITY
  Net loss.......................................................   $(2,483,505)   $(3,620,413)   $(3,848,556)   $(10,315,230)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities
     Depreciation and amortization...............................       128,414        480,473        273,269         993,550
     Provision for uncollectible accounts receivables............        97,915        (16,960)       152,375          98,519
     Changes in assets and liabilities, net of effects of medical practice receivables acquired
       Accounts receivable.......................................    (1,090,744)      (142,941)      (828,838)        (57,391)
       Accounts receivable -- affiliates.........................       314,374        182,753        282,354          59,998
       Prepaid expenses and other receivables....................      (226,864)      (198,005)      (215,985)       (975,656)
       Due from/to affiliates....................................      (872,328)      (754,395)    (1,521,089)       (318,896)
       Accounts payable..........................................       586,310       (389,231)       720,830         (80,909)
       Accrued and other liabilities.............................       843,601      1,206,905      1,225,497       2,818,904
       Organizational costs and deferred charges.................       (99,324)       (16,650)      (107,709)       (783,573)
          Net cash used in operating activities..................    (2,802,151)    (3,268,464)    (3,867,852)     (8,560,684)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment.............................      (392,524)      (271,972)    (1,086,164)       (979,895)
  Payments for acquisition costs.................................      (173,085)      (309,642)      (182,439)     (1,132,756)
  Deposits.......................................................        (3,046)       (14,939)       127,017         (51,196)
          Net cash used in investing activities..................      (568,655)      (596,553)    (1,141,586)     (2,163,847)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of redeemable convertible preferred
     stock.......................................................            --      2,500,000      4,410,000       9,989,200
  Borrowings under notes payable.................................     1,012,578      2,800,000      1,012,578       3,983,017
  Principal payments on capital lease obligations................       (20,096)       (25,182)       (57,743)        (75,905)
  Issuance of Note Receivable....................................      (300,000)            --       (300,000)             --
  Payments on notes payable......................................        (8,278)      (983,017)       (26,986)     (1,281,243)
          Net cash provided by financing activities..............       684,204      4,291,801      5,037,849      12,615,069
          Net increase (decrease) in cash and
            cash equivalents.....................................    (2,686,602)       426,784         28,411       1,890,538
Cash and cash equivalents at beginning of period.................     2,846,898      2,883,049        131,885       1,419,295
Cash and cash equivalents at end of period.......................   $   160,296    $ 3,309,833    $   160,296    $  3,309,833
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest.........................................   $    35,425    $    93,453    $    79,150    $    281,905
  Cash paid for income taxes.....................................   $        --    $        --    $        --    $         --

                See accompanying notes to financial statements.

                          DOCTORS HEALTH SYSTEM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996

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

     The consolidated financial statements for the three months and nine months ended March 31, 1996 and 1997 are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Amendment No. 7 to its S-1 Registration Statement for the year ended June 30, 1996.

NOTE 2 -- ACQUISITIONS

     The Company acquires certain assets of medical practices from Equity Physicians and enters into long-term contracts with Core Medical Groups (CMG) who employ the physicians. The Company currently derives a significant portion of its total revenues pursuant to the Physician Services Organization Agreements (PSO Agreement), which are long-term contracts between CMGs and the Company. The Company's PSO Agreements have a 30-year term with an unlimited number of 10-year renewals. Under the PSO Agreements, the Company provides a number of services including general management, billing and collection, office personnel, managed care contracting and care management services. Under the PSO Agreements, the Core Medical Groups agree to comply with the terms of managed care contracts, including the delivery of health care services, 24-hour coverage, cooperation with utilization review, quality assurance and peer review programs. The PSO Agreements do not convey any equity interest in the CMGs, which retain autonomy and independence over clinical matters.

     On March 4, 1997, the Company completed the merger of Medtrust Medical Group, Inc. into Doctors Health of Virginia, Inc. ("DHVA"), a wholly-owned subsidiary of the Company. In connection with the Merger, DHVA became the successor to Medtrust's non-exclusive independent practice association and certain Medtrust members entered into exclusive participation agreements with a Company-owned independent practice association. Pursuant to the merger, members of Medtrust and certain directors and officers of Medtrust received approximately $140,000 in cash and 30,100 shares of the Company's Class B Common Stock.

NOTE 3 -- NET REVENUE

     The Company's net revenues represent the contractual management and similar fees earned under its long-term PSO Agreements with CMGs. Under the PSO Agreements, the Company is contractually responsible and at risk for the operating costs of the CMGs with the exception of amounts retained by physicians. The Company's net revenues include the reimbursement of all medical practice operating costs and the contractual management fees as defined in the PSO Agreements. Contractual fees are accrued when collection is probable. Revenue from all CMGs is recorded at established rates reduced by allowances for doubtful accounts and contractual adjustments and amounts retained by physician groups.

     The following represents amounts included in the determination of net revenue:

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      ------------------------      ------------------------
                                                                      MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                                        1996           1997           1996           1997
                                                                      ---------      ---------      ---------      ---------
Gross physician revenue...........................................   $ 3,850,238    $ 8,656,935    $ 8,139,288    $22,361,570
  Less: Provision for contractual and other adjustments...........    (1,144,893)    (3,479,763)    (2,799,980)    (9,136,134)
Gatekeeper capitated income.......................................       304,886        829,381        758,663      2,221,885
Net physician revenue.............................................     3,010,231      6,006,553      6,097,971     15,447,321
Amount retained by affiliated core medical groups:
  Physicians......................................................       787,444      2,106,193      2,162,008      6,431,159
  Ancillary employees and expenses................................       409,766        300,969        649,973        516,419
Net revenue.......................................................   $ 1,813,021    $ 3,599,391    $ 3,285,990    $ 8,499,743

                          DOCTORS HEALTH SYSTEM, INC.

     During the three months ended March 31, 1996 and 1997, the Company derived substantially all of its net revenue from two and five, respectively, affiliated CMGs with which it has PSO agreements. For the three months ended March 31, 1996 and 1997, one of these CMGs comprised approximately 97% and 40%, respectively, of the Company's net revenue.

NOTE 4 -- CAPITATION REVENUE AND MEDICAL SERVICES EXPENSE RECOGNITION

     As of March 31, 1997, the Company has three global capitation contracts and five gatekeeper capitation contracts with seven separate Health Maintenance Organizations (HMOs). Under the contracts, the Company receives monthly capitation fees based on the number of enrollees selecting any one of the Company's affiliated primary care physicians. The capitation revenue under these contracts is prepaid monthly based on the number of enrollees and is recognized as capitation revenue during the month services are provided to the enrollees. During the three months ended March 31, 1997, $2,796,098 and $366,982, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's financial statements. During the nine months ended March 31, 1997, $5,294,940 and $1,355,315 were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's financial statements. During the three months ended March 31, 1996, $106,349 and $140,000 were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's financial statements. The Company had no capitation contracts prior to January 1, 1996.

     The Company's commercial capitation contract also includes a provision whereby the Company can earn incentive revenue or incur medical services expenses based upon the enrollees' utilization of hospital services. Estimated amounts receivable or payable from the HMO are recorded based upon actual hospital utilization and associated costs incurred by assigned HMO enrollees, compared to the portion of the commercial capitation fees allocated for hospitalization. Differences between actual contract settlements and estimated receivables or payables relating to the arrangement are recorded in the year of settlement. Included in accrued medical services as of March 31, 1997 is approximately $85,000 and $50,000 of estimated amounts due to the HMO under this arrangement for the 1996 and 1997 contract years respectively.

     Under the Company's two Medicare global capitation contracts, the Company has assumed responsibility for managing and paying for substantially all of the medical care for the respective payor's enrollees. Consequently, the Company does not perform a settlement with the HMOs under the two Medicare contracts.

     The Company is responsible for the cost of the medical services provided by its affiliated physicians and other providers who are covered under global capitation contracts. The cost of medical services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical services is based on several methods of projecting costs including historical studies of claims paid. Estimates are continually monitored and reviewed and, as settlements are made or estimates are adjusted, differences are reflected in current operations. As of March 31, 1997, approximately $3,277,000 was recorded as accrued medical services for incurred but not reported services.

NOTE 5 -- CAPITALIZATION

     On January 2, 1997, the Company issued 142,857 shares of Series C Redeemable Convertible Preferred Stock to the Series C Preferred Stockholder for $2,500,000. Subsequent to that issuance, the Series C Preferred Stockholder held 571,428 shares of Series C Redeemable Convertible Preferred Stock. In addition, on January 31, 1997, the Company and the Series C Preferred Stockholder entered into a Note Purchase Agreement pursuant to which the Series C Preferred Stockholder established a $5,000,000 credit facility for the Company. The Company issued its Convertible Subordinated 11% Promissory Note ("Subordinated Debt Facility") to the Series C Preferred Stockholder. On January 31, 1997, and the Series C Preferred Stockholder advanced the sum of $2,800,000 pursuant to the Subordinated Debt Facility. Interest shall be payable at maturity in shares of Series C Preferred Stock at the rate of $14 per share. The Subordinated Debt Facility matures on January 31, 1999 or upon the earlier consummation of a $30,000,000 debt and/or equity financing ("the Permanent Financing"). The Company contemplates that the Permanent Financing will be completed on or before July 31, 1997. The Series C Preferred

                          DOCTORS HEALTH SYSTEM, INC.

Stockholder and the Company have agreed to amend certain terms of the Subordinated Debt Facility as part of the "Permanent Financing" (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). The Subordinated Debt Facility is now convertible into shares of Convertible Series C Preferred Stock. The Company may request additional advances under the Subordinated Debt Facility, from time to time (See Note 8).

     On January 31, 1997, the Company issued to the Series C Preferred Stockholder a Warrant to purchase 250,000 shares of Class A Common stock at $14.00 per share in consideration of the Series C Preferred Stockholder's efforts to assist the Company in securing additional financing for the Company.

     On January 13, 1997, the Company repaid to First National Bank of Maryland $983,017 which represents the retirement of the bridge loan facility.

NOTE 6 -- COMMON STOCK REPURCHASE AGREEMENT

     Under the terms of the stockholders' agreement with three founding shareholders (who are also officers and directors of the Company), the Company may be required to purchase shares of the Company's Class A Common Stock in certain circumstances including death or disability. As of June 30, 1996, the Company had obtained insurance to cover the purchase of the capital stock in the event of death. On December 20, 1996, the Company obtained insurance to cover the purchase of the capital stock in the event of a disability. By agreement dated February 1, 1997, one of the founding shareholders agreed to waive the repurchase requirement with respect to any disability not covered by insurance. As of February 17, 1997, the insurance lapsed with respect to the founding shareholder who had waived the repurchase requirement. Under each of the above policies, the Company has obtained insurance that is in excess of the estimated fair value of its Class A Common Stock. In order to comply with Article 5 of Regulation S-X, the Company has presented the common stock that is redeemable based on events outside the Company's control (i.e. a disability) as Redeemable Class A Common Stock in the accompanying Balance Sheet as of June 30, 1996. As a result of the coverage provided by the life and disability policies described above and the waiver of certain stock repurchase rights described above, there are no circumstances in which a redemption event would result in a decrease in the Company's stockholders' equity. Accordingly, the Company will present the Class A Common Stock as stockholders' equity in all balance sheets subsequent to December 20, 1996. The Company has presented an unaudited Pro Forma Balance Sheet as of June 30, 1996 assuming the Class A Common Stock is covered by insurance for any event of redemption and consequently presented all the Class A Common Stock as Stockholders' equity. The Company intends to maintain insurance at levels sufficient to finance its redemption obligations. The terms of the stock purchase agreement terminate in the event of an initial public offering or a change in control of the Company as defined in the stockholders' agreement.

NOTE 7 -- NOTES PAYABLE

     The Company has presented the $3,600,000 note payable due on December 31, 1997 as a current liability in the accompanying March 31, 1997 balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion regarding the Company's intent to refinance or retire this amount as part of the Permanent Financing.

NOTE 8 -- SUBSEQUENT EVENTS

     On March 31, 1997, the Company entered into a System Implementation Agreement with IDX Corporation, pursuant to which it has licensed certain billing and accounts receivable and managed care software and purchased computer hardware. The System Implementation Agreement and related agreements provide that the Company will spend approximately $1,500,000 to purchase such software and hardware.

     On April 23, 1997 the Series C Preferred Stockholder advanced an additional $525,000 pursuant to the Subordinated Debt Facility.

                          DOCTORS HEALTH SYSTEM, INC.

     On May 2, 1997, the Company and an institutional investor ("Investor") entered into a Letter of Understanding, pursuant to which the Company intends to issue to the Investor 3,000,000 shares of Series D Preferred Stock for an aggregate purchase price of $30,000,000 (the "Permanent Financing"). The transaction is subject to various conditions, including satisfactory completion of customary business and legal due diligence and the execution of definitive stock purchase and other agreements. The Company and the Investor anticipate that the transaction will be completed on or before July 31, 1997. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.")

     On May 14, 1997, the Company borrowed $2,000,000 from HBO & Company ("HBOC"), the Company's current information system vendor, and issued its subordinated promissory note to HBOC in the principal amount of $2,000,000 (the "Note"). The Note is payable in full on May 14, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     Doctors Health System is a managed care and medical management company which develops and consolidates individual and groups of internists, pediatricians and family practitioners ("primary care physicians" -- PCPs), specialist physicians, hospitals and other health care providers into primary care-driven, comprehensive managed care health delivery networks. PCPs and specialist physicians are referred to herein as the "Network Physicians." The Company is focusing on the development of its networks in the Baltimore and Washington metropolitan area and surrounding regions. As of March 31, 1997, the Company had PCPs in six regional networks throughout the state of Maryland and one regional network in Northern Virginia.

     The Company provides services to its Network Physicians, who deliver health care services to patients under various reimbursement arrangements. The Company's level of profitability depends on (i) increasing the number of Network Physicians; (ii) attracting patients that seek medical services in benefit plans that enter into Global Capitated Contracts with the Company; (iii) securing additional and maintaining Global Capitated Contracts, with adequate reimbursement rates; and (iv) generating earnings through assisting Network Physicians in managing the delivery of high quality care at a cost less than the reimbursement received under Global Capitated Contracts. As of March 31, 1997, the Company has two Global Capitated Medicare Contracts and one Global Capitated Commercial Contract.

     The Company intends to continue acquiring certain assets of medical practices and obtaining managed care contracting rights and is currently in active discussions with a number of primary and specialty care physicians. The Company also expects to derive revenues and earnings from the participation of physicians in its Independent Practice Association (IPAs).

  RESULTS OF OPERATIONS

     The Company's operating results are affected by the number of PCPs participating in Global Capitated Contracts, the number of executed Global Capitated Contracts, and the number of patients enrolled in benefit plans under Global Capitated Contracts with the Company. The following table summarizes the Company's history with respect to PCPs participating in Global Capitated Contracts, executed Global Capitated Contracts and patients enrolled in benefit plans under Global Capitated Contracts with the Company:

                                                                   JUNE 30,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    MARCH 31,
                                                                     1995       1996         1996            1996         1997
                                                                   --------   --------   -------------   ------------   ----------
Number of PCPs participating in Global Capitated Contracts as
  of............................................................       --          45*          45              62          78
Number of regional networks as of...............................        1           5            6               7           7
Number of Global Capitated Contracts as of......................       --           3            3               3           3
Number of Global Capitated Patients:
  Commercial....................................................       --       2,039        2,174           2,272       4,195
  Medicare......................................................       --         491          965           1,283       2,351

* There is a lag between when physicians join networks and when they become eligible to participate in Global Capitated Contracts as a result of the credentialing and enpaneling processes and other internal Company procedures.

                          DOCTORS HEALTH SYSTEM, INC.

     The following table shows the percentage of total revenues represented by various expense and other income items reflected in the Company's unaudited consolidated statements of operations. The information that follows should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere herein. As a result of the Company's rapid growth and the limited period of affiliation with the physician practices, the Company does not believe that the period-to-period comparisons and percentage relationships within periods are meaningful at this time.

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    -------------------------       -------------------------
                                                                    MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                                                      1996            1997            1996            1997
                                                                    ---------       ---------       ---------       ---------
Net revenue......................................................       88.0%          53.2%            93.0%          56.1%
Capitation revenue...............................................       12.0%          46.8%             7.0%          43.9%
Total revenues...................................................      100.0%         100.0%           100.0%         100.0%
Medical services expense.........................................       18.1%          45.8%            10.6%          45.1%
Care center costs................................................       83.0%          51.2%            85.9%          54.5%
General and administrative.......................................      111.9%          47.1%           104.5%          59.7%
Depreciation and amortization....................................        6.2%           7.1%             7.7%           6.6%
Interest and other income........................................       (2.5)%         (1.0)%           (4.6)%         (1.3)%
Interest expense.................................................        3.9%           3.3%             4.9%           3.5%
Income tax expense...............................................         --             --               --             --
Net loss.........................................................     (120.6)%        (53.5)%         (109.0)%        (68.1)%

  THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

     TOTAL REVENUES. The Company's total revenues increased to $6,762,471 for the three months ended March 31, 1997 from $2,059,370 for the three months ended March 31, 1996. This increase was attributable to the growth in net revenue to $3,599,391 or 53.2% of total revenue from $1,813,021 or 88.0% of total revenue and the increase in capitation revenue to $3,163,080 ($2,796,098 for Global Capitated Contracts and $366,982 for Gatekeeper Capitation Contracts) or 46.8% of total revenue from $246,349 or 12.0% of total revenue. These increases resulted primarily from the increase in the number of physicians included in Core Medical Groups from 54 to 88, the increase in the number of PCP's participating in Global Capitated Contracts from 36 to 78, the increase in the number of Global Capitated Contracts from 1 to 3, the increase in the number of Global Capitated patients from 1,777 to 4,195 (Commercial) and 0 to 2,351 (Medicare), and the increase in the number of Gatekeeper Capitation Contracts from 4 to 5.

     MEDICAL SERVICES EXPENSE. Medical services expense was $3,096,363 or 45.8% of total revenue for the three months ended March 31, 1997 compared to $372,889 or 18.1% of total revenue for the three months ended March 31, 1996. This increase resulted from the increase in the number of PCP's participating in Global Capitated Contracts from 36 to 78, the increase in the number of Global Capitated Contracts from 1 to 3, the increase in the number of Global Capitated patients from 1,777 to 4,195 (Commercial) and 0 to 2,351 (Medicare), and the increase in the number of Gatekeeper Capitated Contracts from 4 to 5. The Company expects these expenses to increase as the number of PCP's participating in and the number of patients enrolled in benefit plans under Global Capitated Contracts with the Company grows.

     CARE CENTER COSTS. Care center costs were $3,463,540 or 51.2% of total revenue for the three months ended March 31, 1997 compared to $1,709,371 or 83.0% of total revenue for the three months ended March 31, 1996. This increase in dollar amount resulted from the increase in the number of physicians included in Core Medical Groups from 54 to 88. While these expenses are expected to increase as the Company continues adding Network Physicians, the Company expects that these expenses will continue to decline as a percentage of total revenue assuming continued growth in capitation revenue.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3,184,840 or 47.1% of total revenue for the three months ended March 31, 1997 compared to $2,303,626 or 111.9% of total revenue for the three months ended March 31, 1996. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, acquisitions, network development and care management departments and additional operating costs incurred in adding physicians to the Company's networks and attracting patients who enroll in benefit plans under Global Capitated Contracts. While these expenses are expected to increase as the

                          DOCTORS HEALTH SYSTEM, INC.

Company adds Network Physicians, the Company expects that these expenses will continue to decline as a percentage of total revenues assuming continued growth in revenue.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses were $480,473 or 7.1% of total revenue for the three months ended March 31, 1997 compared to $128,414 or 6.2% of total revenue for the three months ended March 31, 1996. The increase in dollar amount resulted primarily from intangibles acquired in connection with the purchase of certain medical practice assets from Equity Physicians, accelerated depreciation of the Company's billing system in preparation for the transition to a new information system, as well as fixed asset additions. While these expenses are expected to increase as the Company continues adding Network Physicians, the Company expects that these expenses will decline as a percentage of total revenue assuming continued growth in revenue.

     INTEREST AND OTHER INCOME. Interest and other income was $65,084 or 1.0% of total revenue for the three months ended March 31, 1997 compared to $51,735 or 2.5% of total revenue for the three months ended March 31, 1996.

     INTEREST EXPENSE. Interest expense was $222,752 or 3.3% of total revenue for the three months ended March 31, 1997 compared to $80,310 or 3.9% of total revenue for the three months ended March 31, 1996. The increase in dollar amount resulted primarily from the increase in the level of borrowings.

     INCOME TAX EXPENSE. In light of the Company's losses and its allowance for deferred tax assets, for the three months ended March 31, 1997 and 1996, the Company did not require a provision for income taxes.

     NET LOSS. The Company had a net loss of $3,620,413 for the three months ended March 31, 1997 compared to $2,483,505 for the three months ended March 31, 1996.

     LOSS APPLICABLE TO COMMON STOCK. The Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders. The net loss applicable to common stock was $3,995,368 for the three months ended March 31, 1997 compared to $2,662,275 for the three months ended March 31, 1996.

  NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996.

     TOTAL REVENUES. The Company's total revenues increased to $15,149,998 for the nine months ended March 31, 1997 from $3,532,339 for the nine months ended March 31, 1996. This increase was attributable to the growth in net revenue to $8,499,743 or 56.1% of total revenue from $3,285,990 or 93.0% of total revenue and the increase in capitation revenue to $6,650,255 ($5,294,940 Global Capitation and $1,355,315 from Gatekeeper Capitation Contracts) or 43.9% of total revenue from $246,344 or 7.0% of total revenue. These increases resulted primarily from the increase in the number of physicians included in Core Medical Groups from 54 to 88, the increase in the number of PCP's participating in Global Capitated Contracts from 36 to 78, the increase in the number of Global Capitated Contracts from 1 to 3, the increase in the number of Global Capitated patients from 1,777 to 4,195 (Commercial) and 0 to 2,351 (Medicare), and the increase in the number of Gatekeeper Capitation Contracts from 4 to 5.

     MEDICAL SERVICES EXPENSE. Medical services expense was $6,842,259 or 45.1% of net revenue for the nine months ended March 31, 1997 compared to $372,889 or 10.6% of net revenue for the nine months ended March 31, 1996. These increases resulted form the increase in the number of PCP's participating in Global Capitation Contracts from 36 to 78, the increase in the number of Global Capitated Contracts from 1 to 3, the increase in the number of Global Capitated patients from 1,777 to 4,195 (Commercial) and 0 to 2,351 (Medicare), and the increase in the number of Gatekeeper Capitation Contracts from 4 to 5. The Company expects these expenses to increase as the number of PCPs participating in and the number of patients enrolled in benefit plans under Global Capitation Contracts with the Company grows.

     CARE CENTER COSTS. Care center costs were $8,263,302 or 54.5% of total revenue for the nine months ended March 31, 1997 compared to $3,033,074 or 85.9% of total revenue for the nine months ended March 31, 1996. The increase in dollars resulted from the increase in the number of physicians included in Core Medical Groups from 54 to 88.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $9,039,310 or 59.7% of total revenue for the nine months ended March 31, 1997 compared to $3,690,376 or 104.5% of net revenue for the nine months ended March 31, 1996. The increase in dollars resulted primarily from increased compensation expenses from development of the Company's corporate management team, as well as the formation of its marketing, acquisitions, network development and care management functions and additional organizational costs from developing physician networks.

                          DOCTORS HEALTH SYSTEM, INC.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses were $993,550 or 6.6% of total revenue for the nine months ended March 31, 1997 compared to $273,269 or 7.7% of total revenue for the nine months ended March 31, 1996. The increase in dollars resulted primarily from intangibles acquired in connection with the purchase of certain medical practice assets from Equity Physicians, accelerated depreciation on the company's billing system in preparation for the transition to a new information system, as well as fixed asset additions.

     INTEREST AND OTHER INCOME. Interest and other income was $202,889 or 1.3% of total revenue for the nine months ended March 31, 1997 compared to $163,490 or 4.6% of total revenue for the nine months ended March 31, 1996.

     INTEREST EXPENSE. Interest expense was $529,696 or 3.5% of total revenue for the nine months ended March 31, 1997 compared to $174,777 or 4.9% of total revenue for the nine months ended March 31, 1996. The increase in dollars resulted primarily from the increase in the level of borrowings.

     INCOME TAX EXPENSE. In light of the Company's losses and its allowance for deferred tax assets, for the nine months ended March 31, 1997 and 1996, the Company did not require a provision for income taxes.

     NET LOSS. The Company had a net loss of $10,315,230 for the nine months ended March 31, 1997 compared to $3,848,556 for the nine months ended March 31, 1996.

     LOSS APPLICABLE TO COMMON STOCK. The Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders. The net loss applicable to common stock was $11,241,970 for the nine months ended March 31, 1997 compared to $4,222,326 for the nine months ended March 31, 1996.

  LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had approximately $2,680,000 in available cash and negative working capital of $1,578,406. The negative working capital is a result of the presentation of the $3,600,000 note payable due on December 31, 1997, as a current liability. See the discussion below regarding the Company's intent to refinance or retire this amount as part of the Permanent Financing.

     On January 31, 1997, the Company established a $5,000,000 credit facility (the "Subordinated Debt Facility") with an affiliate of the Series C Preferred Stockholder, which was guaranteed by the Series C Preferred Stockholder. The Subordinated Debt Facility will mature on January 31, 1999, unless made part of the Permanent Financing (as described below). Advances under the Subordinated Debt Facility bear interest at a rate of 11% per annum. Such interest shall be payable at maturity in shares of Series C Preferred Stock at the rate of $14.00 per share. The Subordinated Debt Facility is subordinated to the Company's bank line-of-credit and is secured by a second lien on all accounts receivable and assets of the Company. Advances under the Subordinated Debt Facility are convertible into shares of Series C Preferred Stock at maturity or in conjunction with the Permanent Financing at a price per share equal to the lesser of (i) the price which would result in a weighted average price of $14.00 per share for all shares of Series C Preferred stock issued by the Company or
(ii) the price assigned to shares of the Company's securities issued in the Permanent Financing. These terms are anticipated to change as part of the Permanent Financing described below.

     In connection with the execution of the Subordinated Debt Facility, the Company and the Series C Preferred Stockholder amended the Option Agreement dated September 4, 1996 to reduce the shares issuable pursuant to the Option from 500,000 shares of Series C Preferred Stock to 250,000 shares of Series C Preferred Stock, and a reduction in the cash available to the Company under the Option from $10,000,000 to $5,000,000. The amended Option Agreement dated January 31, 1997, provides that the Company may require the Series C Preferred Stockholder to purchase 250,000 shares of Series C Preferred Stock at a price of $20.00 per share when the Company's Global Capitation Contracts include at least 20,000 Medicare lives. The Series C Preferred Stockholder may exercise the option at any time prior to the occurrence of certain events, including completion of a public offering or Permanent Financing transaction.

     The Company has established a Certificate of Deposit in the amount of $630,000 in accordance with a Medicare Capitated Contract which requires the Company to provide a letter of credit or other similar security, for a portion of the capitation revenue received by the Company. The certificate of deposit was funded with the Company's working capital and excluded from the $3,587,000 of available cash.

     Until the Company and its Payors attract an adequate number of Capitation Lives in Global Capitated Contracts, the Company anticipates that it will incur operating losses and experience negative operating cash flows. The Company believes

                          DOCTORS HEALTH SYSTEM, INC.

that its available cash at May 14, 1997, of approximately $3,587,000, amounts remaining under a bank line of credit and the amounts remaining available under the Subordinated Debt Facility or other resources will be sufficient to fund the Company's operations through July 31, 1997. However, in the event that the Company either has not attracted an adequate number of Capitated Lives in Global Capitated Contracts in order to offset operating expenses, or has not secured the Permanent Financing described below, the Company will not be able to execute its business strategy and the Company's operating results and financial condition would be materially and adversely affected.

     On May 2, 1997, the Company entered into a Letter of Understanding with the Investor pursuant to which the Company intends to issue to the Investor 3,000,000 shares of Series D Preferred Stock for an aggregate purchase price of $30,000,000. (the "Permanent Financing"). The Series D Preferred Stock will be convertible into Class C Common Stock on a one for one basis. The conversion ratio of Series D Preferred Stock is subject to adjustment, up or down, based on whether the Company achieves certain Medicare medical loss ratio and physician recruitment targets in Fiscal Year 1998. Consummation of the Permanent Financing is subject to various conditions, including customary due diligence and the preparation of a definitive purchase agreement and other agreements. The Company and the Investor anticipate that the transaction will be completed on or before July 31, 1997. Pursuant to the Letter of Understanding, the Company has agreed not to pursue alternative financing until August 2, 1997, and to pay to the Investor a $1,000,000 "break-up fee" in the event there is a failure to close the Permanant Financing that is followed (within 6 months) by an investment in the Company by a person unaffiliated with the Investor. Under the terms of the Letter of Understanding, Series D Preferred Stock will be senior to the existing holders of Series A, Series B, and Series C Preferred Stock. The holders of the Series A, Series B and Series C Preferred Stock have either consented to such seniority and to the other terms of the Permanent Financing, or have made arrangements to transfer their shares at the time of the Permanent Financing to existing preferred stockholders who have consented to such seniority and such other terms. At the option of the holder of Series B Preferred Stock, the Investor has under certain circumstances agreed to permit the conversion of Series B Preferred Stock to debt senior to Series D Preferred Stock at the closing of the Permanent Financing.

     The anticipated proceeds from the Permanent Financing will be used to fund working capital needs, including operating losses, to acquire certain assets of physician practices, and the payment of signing bonuses to IPA Equity Physicians, and, subject to certain conditions, to repay a bank line of credit guaranteed by the Series B Preferred Stockholder. The Investor will be granted a variety of investor protections and negative covenants, as well as Board and Executive Committee representation. In certain defined material financial default scenarios involving Medicare medical loss ratios, the Investor will also have the right to control of the Company's Board and Executive Committee.

     The Series C Preferred Stockholder and the Company have agreed to change the terms of the Subordinated Debt Facility as part of the Permanent Financing. The Company believes the Subordinated Debt Facility will be convertible into up to 285,714 shares of Convertible Series C Preferred Stock. As part of the Permanent Financing, the Series C Preferred Stock will convert into Class C Common Stock at a ratio of 1.25 shares of Common Stock for every share of Series C Preferred Stock at the time of a Qualifying Initial Public Offering or change of control. Also, in connection with the Permanent Financing, the Company has agreed to adjust the exercise price of the warrants issued to the Series C Preferred Stockholder on January 31, 1997 to purchase 250,000 shares of the Company's Class A Common Stock from $14.00 per share to $10.00 per share. Furthermore, as part of the Permanent Financing, the Series C Preferred Stockholder has entered into a binding contractual commitment to purchase approximately 408,000 shares of DHS Series B Preferred Stock from Medical Mutual Insurance Company ("Medical Mutual") for $4,590,000. Such shares represent Medical Mutual's original investment and all accrued dividends and interest paid in shares. This commitment is expressly conditioned on the closing of a $30,000,000 transaction with the Investor. The Company anticipates that pursuant to the Permanent Financing, the Note issued to the Series C Preferred Stockholder pursuant to the Subordinated Debt Facility will remain outstanding.

     The inability of the Company to complete the Permanent Financing or obtain alternative financing in a timely manner would adversely impact the Company's ability to execute its planned strategy, impair the Company's ability to make intended capital expenditures and would have a material adverse effect on the Company's results of operations and financial condition.

                          DOCTORS HEALTH SYSTEM, INC.

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

                                        VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                        ---------    -------------   -----------
Class A and Class B Common Stock......  4,403,000         0               0
Series B Preferred Stock..............    355,556         0               0
Series C Preferred Stock..............    571,428         0               0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     (10.6) Amended and Restated Employment Agreement dated April 21, 1997 by and between Doctors Health System, Inc. and Scott Rifkin M.D.

     (10.7) Letter Agreement dated February 1, 1997 between Scott Rifkin, M.D. and Doctors Health System, Inc.

     (10.8) Promissory Note dated May 14, 1997 (payable to HBO & Company of Georgia)

     (27) Financial Data Schedule

     (b) Reports on Form 8K
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         DOCTORS HEALTH SYSTEM, INC.


                                         By: /s/ John R. Dwyer, Jr.
                                             __________________________
                                             John R. Dwyer, Jr.
                                             Chief Financial Officer