Form 10-K
period 1997-06-30
DOCTORS HEALTH SYSTEM INC
filed 1997-09-29
CIK 1010005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                                 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER 333-1926

                              DOCTORS HEALTH, INC.
                     (FORMERLY DOCTORS HEALTH SYSTEM, INC.)

             (Exact name of registrant as specified in its charter)

             MARYLAND                                            52-1907421
   (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or organization)                            Identification No.)

                       10451 MILL RUN CIRCLE, 10TH FLOOR
                          OWINGS MILLS, MARYLAND 21117
                                 (410) 654-5800

          (Address including zip code, and telephone number, including area code, or registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes (x)   No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K. (X)

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $6,720,150.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock.

                                      CLASS                                           OUTSTANDING AT SEPTEMBER 22, 1997
---------------------------------------------------------------------------------     ---------------------------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE                                                   810,000 SHARES
CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE                                                 2,664,010 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     FORWARD LOOKING STATEMENTS. Certain statements in this document that are not historical facts are hereby identified as "forward looking statements." Doctors Health, Inc. ("Doctors Health" or the "Company") cautions readers that such "forward looking statements" including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of assumptions, risks and uncertainties. Accordingly, actual results may differ materially from those suggested by the "forward looking statements". Such "forward looking statements" should, therefore, be considered in light of various important factors, including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC"). These "forward looking statements" are found at various places throughout this document.

     In particular, the discussions herein under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to risks and uncertainties discussed below. The Company, through its senior management, may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company. The Company disclaims any intent or obligation to update "forward looking statements".

     FACTORS THAT MAY AFFECT FUTURE RESULTS. The health care industry, in general, and the medical management business, in particular, are in a state of significant flux. This, together with the circumstance that the Company has a relatively short operating history, makes the Company particularly susceptible to various factors that may affect future results such as risks relating to the Company's growth strategy; identification of growth opportunities; dependence on HMO enrollee growth; the capitation nature of the Company's revenues; difficulties inherent in controlling the utilization of health care services and health care costs; exposure to professional liability; and uncertainties regarding the changes in and enforcement of government laws and regulations. For a more detailed discussion of these factors and their potential impact on future results, see the applicable discussions herein.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a physician driven managed care and medical management company which conducts its business through a network consisting of primary care physicians ("PCPs"), specialists, hospitals and other health care providers (the "Network"). As of June 30, 1997, the Network included 2,657 physicians in the state of Maryland and Northern Virginia, including approximately 197 PCPs, 189 obstetrician-gynecologists and 2,271 specialists.

     The Company's primary focus is managing physician networks, consisting of individual and small groups of physicians organized by the Company into medical groups, existing physician networks, independent practice associations ("IPAs") and independent physician groups. The Network is designed to give the Company access to, and increase its bargaining power for, managed care contracts and to provide health maintenance organizations ("HMOs") and other prepaid health insurance plans (collectively, the "Payors") with a single-source of well-managed health care providers.

     The Company's overall strategy is to deliver health care at a cost which is less than the revenues it receives under Global Capitation Contracts with Payors (the "Global Capitation Contracts"). The Global Capitation Contracts obligate the Company to provide primary care, specialist, hospital and other services to enrollees (persons entitled to health care services through their employers or, with respect to elderly persons, through the federal government's Medicare program) of Payors (the "Global Capitation Contracts"). Enrollees are sometimes referred to as capitation lives. The Company seeks to ensure the delivery of high quality, cost-effective health care by (i) delivering preventive medical care services to reduce high-cost, acute care episodes; (ii) arranging for the cost-effective delivery of health care services through managed care contracting arrangements with various health care providers; and (iii) managing certain medical cases to seek favorable treatment results for patients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As a managed care company, the Company negotiates and enters into Global Capitation Contracts, pursuant to which (i) Payors pay the Company a fixed amount per month based on the number of enrollees who have selected a PCP in the Network and (ii) the Company pays the health care providers within the Network, or those having other contractual arrangements with the Company for providing the required medical care. The Company also receives a management fee derived from revenues earned by certain physician medical groups it has organized (the "Core Medical Groups") pursuant to certain long-term management agreements between the Core Medical Groups and the Company ("PSO Agreement"). The PCPs who have affiliated with the Company designate the Company as their agent for the purpose of negotiating Global Capitation Contracts and other managed care contracts.

     As a medical management company, the Company coordinates the delivery of medical care by the various health care providers in the Network. Through a care management department consisting of physicians, nurses, social workers and other staff, the Company seeks to promote the wellness of patients, control costs, and encourage patient satisfaction through the delivery of medical management services. Such medical management services include case and disease management, utilization review and quality management services.

THE MANAGED HEALTH CARE INDUSTRY

     Physicians have traditionally provided medical care on a fee-for-service basis, which provides few incentives for the efficient utilization of resources and has contributed to increases in health care costs that are significantly higher than historical inflation rates. Concerns over the accelerating cost of health care have caused employers, individuals and the federal and state governments to turn to HMOs and other forms of managed care in an attempt to manage health care costs more effectively. The Company believes that overall enrollment in HMOs will continue to increase due to the fact that HMOs generally offer lower overall premium costs than traditional health insurance which reimburses physicians on a fee-for-service basis.

     Health care in the United States historically has been delivered through a fragmented system of health care providers, including individual or small groups of PCPs and specialists. In an effort to manage their costs and minimize their risk, Payors are shifting from fee-for-service payments for physicians and are increasingly utilizing "capitation" arrangements. Under capitation arrangements, physicians receive a fixed monthly fee per assigned patient (referred to as an "enrollee") and agree to provide certain health care services required by such enrollee. Under these arrangements, physicians assume the risk that they will be able to provide medical care at costs less than the capitation payment. The Company believes that traditional PCPs and small group specialty practices are at a disadvantage in a managed care environment because they have high operating costs, little bargaining power with Payors and little or no information or data regarding utilization of health care services or the total health care costs of treating their patients, and therefore are unable to assess the business risks of managed care.

     As a result of these trends, PCPs and specialists have begun to abandon traditional practices in favor of affiliating with larger organizations, such as the Company, to negotiate capitation rates and incentive payments with Payors, and to provide management and other services to physicians to manage the economic risk involved in providing health care.

STRATEGY

     The Company believes the evolution of managed care in the health care industry has created an opportunity to provide health care more efficiently and profitably than is possible under the traditional "fee-for-service" or "HMO network" models. The Company's Network and its medical management services have enhanced the Company's bargaining power to negotiate Global Capitation Contracts with Payors. The key elements of this strategy are as follows:

     NETWORK DEVELOPMENT. The Company has constructed the Network by entering into various affiliation arrangements with PCPs, specialists, hospitals and other health care providers in the Baltimore and Washington metropolitan areas, Northern Virginia and surrounding regions to enable it to assume risk under Global Capitation Contracts for certain health care services. Through these affiliation arrangements, the Company obtains the right to negotiate and execute managed care contracts on behalf of individual physicians, independent IPAs and medical groups, and PCPs who have sold their practice assets to the Company and become employed by a Core Medical Group.

     EFFECTIVELY MANAGE THE DELIVERY OF MEDICAL CARE. The Company believes that much of the high cost of health care and patient dissatisfaction with health care outcomes is caused by excessive utilization of high cost services and the lack of incentives in the health care system to help patients avoid high-cost, episodic care. Accordingly, the Company coordinates the delivery of health care services among the physicians, hospitals, and other providers within the Network to (i) focus on wellness and health promotion programs managed by the Company and individual PCPs, (ii) reduce specialist and other provider costs through early and effective care management services; and (iii) reduce medical costs, particularly inpatient, costs through more efficient utilization of alternative medical care strategies such as outpatient or home care, where medically appropriate.

     MEDICARE MANAGED CARE. An important element of the Company's strategy is the enrollment of Medicare-eligible persons in the Medicare managed care plans with which the Company contracts. Compensation rates for Medicare patients are considerably higher than for non-Medicare patients, reflecting the greater historical expense of providing care to Medicare patients. Accordingly, an important component of the Company's strategy is to (i) obtain access to significant numbers of Medicare patients through various contractual arrangements with Payors and PCPs; (ii) convert Medicare fee-for-service patients of the PCPs to Medicare managed care plans; and (iii) attract new Medicare patients to enroll in Medicare HMOs with whom the Company contracts.

     ATTRACTIVE TO PHYSICIANS. The Company seeks to be attractive to physicians, and particularly to PCPs. The Company is dedicated to the creation of professionally managed networks that facilitate physicians focusing on the practice of medicine using clinical protocols and procedures developed in cooperation with fellow physicians and other sources. The Company's strategy is to have a network structure that allows physicians greater access to managed care contracts and hospital case management than they could obtain independently.

ACQUISITION PROGRAM

     As of June 30, 1997, the Company had obtained the right to negotiate and execute managed care contracts for 197 PCPs through agreements with individual PCPs, independent IPAs and independent medical groups and through acquisitions of assets of the medical practices of PCPs who became employees of a Core Medical Group.

     In February 1997, Company completed the merger of Medtrust Medical Group, Inc., an IPA based in Springfield, Virginia, into Doctors Health of Virginia, Inc., a subsidiary of the Company. This transaction resulted in the creation of an IPA consisting of PCPs providing medical care throughout Northern Virginia and a network of specialist physicians. As of June 30, 1997, the Company had entered into contracts with approximately 61 PCPs and 136 specialists who had been members of the Medtrust Medical Group, Inc.

     Also during fiscal year 1997, the Company and a 37-member physician group terminated a joint contracting arrangement by mutual consent.

     The Company expects it will continue to expand its Network primarily by entering into managed care contracting arrangements with individual physicians, independent IPAs and existing practice groups in which such physicians agree to serve managed care patients through the Company's Global Capitation Contracts. In addition, the Company is pursuing acquisition and expansion opportunities in the Baltimore and Washington metropolitan area, other regions in the State of Maryland, the Commonwealth of Virginia and surrounding regions. While the Company also expects to add physicians to its Core Medical Groups by acquiring their assets, expansion by asset acquisitions is expected to play a smaller role in the Company's expansion strategy.

OPERATIONS

     The Company's operations consist of (i) negotiating Global Capitation Contracts and other risk arrangements with Payors; (ii) developing and implementing medical management services to enrollees and Payors, including physician credentialing, care management, utilization review/referral management; (iii) developing a network of physicians and other health care providers, including the execution of managed care contracting agreements with individual physicians, independent groups and IPAs; and (iv) providing traditional practice management to PCPs who practice medicine through the Core Medical Groups.

     MANAGED CARE CONTRACTING. The Company negotiates for and enters into Global Capitation Contracts with Payors to provide health care services to their enrollees. As of June 30, 1997, the Company had 8,199 capitation lives covered by its Global Capitation Contracts. Of these capitation lives, 4,943 capitation lives participated in the Company's commercial Global Capitation Contracts and 3,256 capitation lives participated in the Company's Medicare Global Capitation Contracts.

     The Company has entered into two Medicare Global Capitation Contracts and one commercial Global Capitation Contract with Payors, and is negotiating Global Capitation Contracts with additional Payors who conduct business in the Baltimore and Washington metropolitan area, Virginia and surrounding regions. The Company has entered into a memorandum of understanding to enter into a Medicare Global Capitation Contract with NYLCare Health Plans of the Mid-Atlantic, Inc. ("NYLCare") which will add approximately 11,000 Medicare lives to the Company's Global Capitation Contracts (See "Business--Recent Developments") Global Capitation Contracts typically obligate the Company to provide and pay for all physician services (except for negotiated carve-outs) and, in certain contracts, hospital and ancillary services for a percentage of the premium or a fixed capitation payment. The payment from a Payor to the Company is typically calculated based on the number of enrollees of the HMO who have selected the Company's PCPs. Such Global Capitation Contracts generally have terms of approximately one year and, after the initial term, are renewable for one-year terms unless canceled by either party. In its Payor contracts, the Company currently attempts to assume risk for all services, except mental health and pharmacy. Eye care, home health and durable medical equipment also may be carved out of the Company's risk due to more competitive terms for these services being available to Payors based on their existing national relationships. The Payor in each contract also retains a percentage of the premium to perform marketing, enrollment and certain administrative services.

     The Company also is party to certain capitation contracts pursuant to which the Payor compensates the Company only for primary care medical services ("Gatekeeper Capitation Contracts"). The Company derives no earnings from the Gatekeeper Capitation Contracts and will attempt to convert the managed care lives in such commercial gatekeeper contracts to Global Capitation Contracts when possible. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Source of Revenues").

     The Company's commercial Global Capitation Contract with Free State Health Plan, Inc., a subsidiary of Blue Cross-Blue Shield of Maryland ("Free State"), terminated during fiscal year 1997, but the Company and Free State have orally agreed to continue to conduct business pursuant to such contract until the parties complete negotiations for the terms of a new agreement. In addition, the Company's Medicare Global Capitation Contract with Health Care Corporation of the Mid-Atlantic, a subsidiary of Blue Cross-Blue Shield of Maryland, ("HCCMA") terminated during fiscal year 1997, but the Company and HCCMA have orally agreed to conduct business pursuant to such contract until the parties complete negotiations for the terms of a new agreement. The Company's Medicare Global Capitation Contract with Chesapeake Health Plan, a subsidiary of United Health Care of the Mid-Atlantic, became effective on June 1, 1996 and continues thereafter unless terminated by either party.

     MEDICAL MANAGEMENT. The Company believes the most successful approach to managing capitation risk and the costs associated with that risk is through the care management process. Care management seeks to promote the wellness of patients, control costs, encourage patient satisfaction and to coordinate and integrate the health care services provided by the Company's Network. The Company's care management program consists of credentialing, utilization review, referral management, case management, disease management and quality management. These programs seek to improve and preserve the quality of health care services provided by the Company's Network and control the cost of medical care. Under two of the Company's Global Capitation Contracts, Payors have delegated to the Company utilization review and care management. The Company employs 13 care management personnel with medical director, nursing, social work, case management and other patient care management experience. All of the Company's care management staff are either physicians, registered nurses or licensed social workers.

     CREDENTIALING. All PCPs and specialists in the Network must complete the Company's credentialing process. In accordance with the Company's credentialing policies and procedures, these physicians submit a comprehensive application to the Company's credentialing staff. The application materials are reviewed by the Company and submitted to an external credentialing verification organization, which provides primary source verification of information submitted in the application. The application is then submitted to the Company's physician credentialing committee and Medical Director for approval. The Company believes its credentialing process helps ensure the quality of the PCPs and specialists in the Network and promotes the quality of care provided to patients.

     REFERRAL AND UTILIZATION MANAGEMENT. The Company also performs referral and utilization management. Referral and utilization management encourages PCPs in the Network to provide cost-effective, quality care by emphasizing preventive medicine and by eliminating unnecessary tests, procedures, surgeries, hospitalizations and referrals to specialists. The Company's utilization management staff reviews for medical appropriateness selected referrals by PCPs in the Network under the Company's Global Capitation Contracts to other providers for the use of ancillary services, and for inpatient hospital admissions. The Company utilizes health care management guidelines that are widely accepted in the health care industry to review referrals for clinical appropriateness. The Company shares the guidelines with physicians and prepares and provides other educational programs regarding utilization and referrals, including comparative data, to the PCPs. The PCPs provide information regarding referrals to the Company's utilization management staff which reviews referrals for services not provided by such PCPs. The Company's utilization management coordinator and Medical Directors perform a network assessment and appropriateness review. Utilization and referral management is a critical component of the Company's operations because it promotes the effective and efficient use of medical resources, controls the cost of medical care, and contributes to the Company's ability to negotiate and obtain favorable shared risk arrangements with Payors.

     DISEASE MANAGEMENT PROGRAM. The Company promotes wellness and seeks to avoid hospitalizations, reduce length of in-patient stays, and otherwise reduce costs associated with high-frequency and high-cost chronic patient conditions through its disease management program. The Company's program is currently focused on three of the most expensive and debilitating ailments suffered by patients: congestive heart failure, diabetes and asthma. The disease management process involves physicians and employees from many of the Company's departments, including utilization management, case management, education specialists, physician liaisons and contracting. The Company gathers data and other information regarding these conditions, such as morbidity and mortality statistics, length of stay and hospital admission rates, and other data related to the cost of care associated with such conditions. The Company also identifies patients participating in its Global Capitation Contracts that are at risk or suffering from one of these conditions. Physicians design a recommended disease-specific medical approach, and the Company's employees involved in disease management, using the resources of many of the Company's departments, develop a plan to provide cost-effective, high quality care to patients suffering from these chronic diseases. Specifically, the Company establishes utilization and referral parameters, develops specialized pharmaceutical and nutritional programs, provides education to patients, monitors specific cases and provides patient support.

     The Company develops its clinical protocols in consultation with physicians and other sources. Physicians in the Company's Network remain free to diverge from the protocols when they determine that it is medically appropriate to do so. The Company's contracts with physicians and other health care providers expressly state that the Company will not interfere with the physician's relationship with and responsibility to the patient. While the clinical protocols and procedures may assist the physician in providing cost-effective and high quality care, the physician remains free and has the duty under all of the Company's contracts to treat patients as he or she deems necessary, and not to discriminate against patients covered by the Company's managed care plans.

     CASE MANAGEMENT PROGRAM. The Company's case management program also focuses on patient satisfaction and cost savings by identifying patients whose diagnoses will require significant medical care. The Company's staff of case managers coordinate all aspects of the care of such patients, including development of a care plan in coordination with the patient's PCP. The care plan includes evaluating whether a particular treatment is appropriate, whether there are alternate sites to provide the treatment, and the availability of community resources to meet treatment needs. Management believes effective case management will assist PCPs and other health care professionals to slow the progression of the disease, ensure patient compliance with the required treatment, reduce hospital admissions and lengths of stay, as well as improve patient satisfaction. The Company believes that integrated health care, with the PCP at its core, is both less expensive and provides better health care for the vast majority of patients.

     QUALITY MANAGEMENT PROGRAM. In order to help ensure the quality of health care services to patients and manage the costs of health care, the Company's care management department administers a quality management program which monitors patient satisfaction and the quality of medical records. The care management department conducts reviews of random samples of cases to monitor consistency with the Company's policies and procedures regarding referral management, utilization management and case management. The Company's care management department has developed and implemented its policies and procedures in compliance with the standards as specified by certain national accreditation organizations for the health care industry.

     NETWORK DEVELOPMENT. Consistent with the Company's primary care-driven strategy, the Company establishes contractual arrangements with PCPs through (i) independent IPAs and independent medical groups; or (ii) consolidation of physicians in Core Medical Groups through asset purchase and employment transactions. The Company focuses on arrangements because it allows physicians the opportunity to retain control of many business and clinical aspects of their medical practices while providing them with management services that assist the physician in providing better patient care outcomes at a reasonable cost.

     INDEPENDENT PRACTICE ASSOCIATIONS. The Company has expanded its Network by contracting with physicians in a variety of ways through IPAs in which individual PCPs authorize the IPA to negotiate managed care contracts on their behalf and the IPA then authorizes the Company to negotiate such contracts on behalf of the IPA. In some cases, the Company contracts with or through an existing IPA, while in other cases the Company assists physicians who may wish to establish an IPA. The preferred models utilized by the Company involve IPAs with exclusive arrangements, pursuant to which a physician is obligated to conduct all managed care contracting through the Company, or non-exclusive arrangements, pursuant to which a physician may contract for managed care with others but agrees to take all patients referred by the Company, or other contractual arrangements which may involve a physician contracting for managed care through others or choosing to accept or deny patients referred by the Company.

     CORE MEDICAL GROUPS. Since the Company's inception, sole proprietors or small medical groups have organized to conduct group medical practices as Core Medical Groups affiliated with the Company. Each Core Medical Group is comprised of a group of physicians under common management and is designed to provide a full and coordinated spectrum of medical services to patients and meet Payors' needs. The Core Medical Groups have been formed in five geographic markets in Maryland. As of June 30, 1997, 88 PCPs were participating in the Company's Network as employees of five Core Medical Groups.

     In typical Core Medical Group transactions, the Company purchases from a PCP or medical group of PCPs certain medical practice assets as well as contract rights under certain business contracts of the medical practice and assumes specified liabilities or obligations. The PCP receives a combination of cash and Class B Common Stock of the Company, the amount of which is determined by negotiation between such PCP and the Company.

     Such PCPs enter into Employment Agreements with the Core Medical Group with a term of 10 years. The Company provides managed care contracting and practice management services to the Core Medical Groups (and indirectly to its Physicians) pursuant to 30 year PSO Agreements (with automatic, renewable 10 year terms) entered into between the Company and each Core Medical Group. The Company's structure and the clinical independence of the Core Medical Groups enable the Core Medical Groups' member physicians to retain their autonomy through their ownership interests in the Core Medical Groups and control over clinical decisions.

     CONTRACTING WITH SPECIALISTS, HOSPITALS AND OTHER HEALTH CARE PROVIDERS. The Company contracts with specialists, hospitals and other providers of health care services to complete the Network.

     CONTRACTING WITH SPECIALISTS. The Company contracts with specialist physicians for the provision of services to the Company and its affiliated PCPs in a variety of ways, typically consisting of contractual arrangements involving discounted fee-for-service or sub-capitation compensation arrangements. As of June 30, 1997, the Company had approximately 2,271 specialists (including obstetrician-gynecologists) in its Network pursuant to various contractual arrangements.

     CONTRACTING WITH HOSPITALS AND OTHER PROVIDERS. The Company contracts with hospitals ("Participant Hospitals") to participate in the Network through Hospital Managed Care Agreements ("Hospital Agreement") pursuant to which the Company will agree to make the hospital the referral hospital of choice for specified categories of managed care patients and specified categories of service. Each Participant Hospital must meet cost and quality standards and agree to cooperate with the Company in the implementation of utilization review, to include pre-admission guidelines and processes, patient care and cost tracking, information exchanges and management reporting systems and the development of innovative pricing arrangements. Certain arrangements with hospitals in Maryland require the approval of the Maryland Health Services Cost Review Commission, which approval has been granted on a case by case basis. The Company has entered into Hospital Agreements with the University of Maryland Medical System, St. Joseph Medical Center, Inc., Suburban Hospital and Georgetown University Hospital. The Company also enters into contracts with other health care providers to participate in the Network.

     PRACTICE MANAGEMENT SERVICES. Pursuant to the Company's PSO Agreements, the Company's operations include the delivery of certain practice management services to the PCPs who are members of the Core Medical Groups. Such services include administrative, legal and accounting services, lease negotiations, and financial, billing and collection services. The practice management services provided by the Company also include maintaining the financial and business books and records of the Core Medical Groups, providing legal support, providing marketing and advertising, and paying for costs and expenses incurred in connection with the operation and administration of the Core Medical Group's practice of medicine.

     The Company operates a billing and claims processing center in White Marsh, Maryland which processes claims, generates and delivers bills to patients and Payors, and collects amounts owed. As of June 30, 1997, the Company provided billing services for 94 PCPs and one laboratory. The Company does not intend to increase significantly the number of PCPs who receive these services.

GOVERNMENTAL REGULATION

     Both the health care business generally and the activities of the Company, and activities of PCPs and other health care providers in the Network are subject to extensive and pervasive federal and state regulation. The Company believes that its operations are in material compliance with applicable federal and state laws and regulations, as currently interpreted and applied. Nevertheless, federal and state laws and regulations, including the federal "fraud and abuse" laws, "Stark" and state law restrictions on physician self-referral, and the pervasive regulation of the activities of managed care entities, tend to be broadly written and lack extensive judicial interpretation. There can be no assurance that a review of the Company's operations and structure by regulatory authorities or courts might not result in a determination that could adversely affect the Company. Moreover, the regulatory environment in which the Company operates has changed materially in recent years, and future changes are likely, some of which could restrict the Company's existing structure or business relationships, limit its growth, or inhibit its financial operations or opportunities for success.

     MEDICARE AND MEDICAID FRAUD AND ABUSE LIMITATIONS. Under the Social Security Act, it is a felony, punishable by imprisonment or fines or both, to make false statements of material fact in Medicare or Medicaid billing, or knowingly and willfully to offer, pay, solicit or receive, directly or indirectly, any form of remuneration in exchange for referring any patients or arranging or furnishing any item or service reimbursable by the Medicare or Medicaid programs (the "fraud and abuse" or "anti-kickback" rules). Criminal prosecutions are controlled by the Justice Department. The Department of Health and Human Services ("DHHS"), through the Office of the Inspector General (the "OIG"), may bring civil actions for monetary penalties and to exclude individuals from participating in the Medicare or Medicaid programs for violations of the fraud and abuse rules. The fraud and abuse rules are broadly drafted, and have been broadly interpreted by courts. Read literally, the fraud and abuse rules may prohibit not only kick-backs but many legitimate business arrangements and joint venture activities. Many states have adopted rules similar to the fraud and abuse rules. While the Company believes that its activities do not violate the fraud and abuse rules, there can be no assurance that federal or state regulators might not challenge some of the Company's activities.

     Concerned that legitimate business arrangements were being stifled by the fraud and abuse rules, Congress directed DHHS to promulgate regulations which establish "safe harbor" exceptions to the fraud and abuse rules. Initial Safe Harbors were adopted in July 1991, and others have been proposed and adopted from time to time. Some of these Safe Harbors are applicable to the activities of the Core Medical Groups, its employee physicians, and the Company, including provisions related to space and equipment leases, personal service and management contracts, the sale of practices, bona fide employment relationships, group practices and managed care contracting activities. Basically, all lease and services agreements must be in writing, describe all services to be provided, be on commercially reasonable terms, and require payment consistent with fair market value in arms length transactions which is not determined by taking into account the volume or value of referrals of Medicare and Medicaid business. The Company believes that its lease and management activities generally fall within the safe harbors. However, no independent appraisal or fairness opinion concerning the fair market value of such leases or services agreements or the reasonableness of the consideration received by the Company therefor has been secured, and there can be no assurance that federal or state regulators might not challenge some of the transactions or practices of the Company. Failure to comply with a safe harbor exception or the lack of a safe harbor with respect to a transaction does not itself result in, or constitute a violation of, the fraud and abuse rules.

     FEDERAL AND STATE LAW REGARDING RESTRICTIONS ON PHYSICIAN SELF-REFERRAL. Federal law, generally referred to as the "Stark II" legislation, as well as the fraud and abuse laws of Maryland and Virginia and some other states in which the Company may operate in the future, prohibit "physician self-referrals," which may be defined generally as referrals to another provider by a physician with a financial interest in the provider. If a physician has a financial interest in the provider, including a direct or indirect ownership or investment interest, or a compensation arrangement with a provider (including the physician's own Core Medical Group), and no exception is applicable, the physician may not refer to the provider, and neither the physician nor the provider may bill for any service rendered pursuant to a prohibited self-referral. The fundamental difference between the fraud and abuse rules and Stark II is that the former require some form of intent to induce referrals to support a finding of violation, while Stark II makes intent irrelevant. Under Stark II, if a physician refers a Medicare or Medicaid patient or test to an entity in which he or she has a financial interest, and if no exception applies, a violation has occurred.

     Stark II extended a prior ban on physician self-referral on laboratory services ("Stark I") to a broad list of designated health services payable under Medicare and Medicaid, including radiology and other diagnostic services, radiation therapy services, physical and occupational therapy, durable medical equipment, enteral and parenteral supplies, equipment, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. If a prohibited self-referral occurs, and is not within an exception,
(i) neither the patient nor the Payor may be billed; (ii) Payors can recover all amounts previously billed and paid in respect of non-excepted self-referrals; and (iii) the referring physician and the provider are jointly and severally liable to repay any amounts paid in respect of non-excepted self-referrals. Both state and federal law also impose substantial monetary (up to $15,000 for each prohibited referral and up to $100,000 for participating in a "circumvention scheme") and other penalties for violations, including possible exclusion from the Medicare and Medicaid programs.

     The Maryland statute and Stark II have been recently enacted and there is considerable uncertainty concerning how they will be interpreted, including specifically how broadly the exemptions and exceptions to their application will be applied. Regulations have been promulgated which apply to Stark I and some, but not all, of Stark II. Certain PCPs participating in the Company's Network will have both an ownership interest in and a compensation arrangement with the Company, and certain PCPs will have similar relationships with the Core Medical Groups and with IPA entities. Certain PCPs will refer patients among themselves within their practices and as part of the Network. The Company believes that it is not an entity to which referrals can be made, and that the referrals of patients by PCPs in the Network should fall within one or more of the exceptions permitted by Stark II and the state self-referral laws. Future regulations or statutes might require the Company to restructure its relationships with its Network, and violation of Stark II by the Company or its Core Medical Groups could result in significant fines and financial losses which could adversely affect the Company.

     The federal government is implementing regulations which provide a physician incentive plan exception to the Stark II rules. These regulations complement a safe harbor for arrangements between entities such as the Company and Medicare HMOs which will be permitted although they might create incentives for physicians to limit care to enrollees of Medicare or Medicaid HMOs. The Company has entered into arrangements with physicians which it believes fall within the safe harbor for physician incentive plans.

     ANTITRUST. PCPs who participate in the Network are separate legal entities and may be deemed to be competitors subject to a range of antitrust laws which prohibit anti-competitive behavior, including price fixing, division of markets, and group boycotts and refusals to deal. The Federal Trade Commission has published guidelines for the formation and activities of managed care contracting networks, and the Company intends to comply with those guidelines in developing networks. Nevertheless there is no assurance that review of the Company's business by courts or state or federal regulatory authorities, or private antitrust challenges by competitors, will not result in a determination that could adversely affect the operation of the Company and its Network.

     INSURANCE. States heavily regulate the activities of insurance companies and health maintenance organizations. The Company is not registered as an insurance company or HMO with any state, and does not believe that its activities constitute the business of insurance, but there can be no assurance that state regulators might not challenge some of the Company's present or future activities as falling within the business of insurance, or that the Company might not be required to become a licensed insurer at some time in the future. The Company can not, without an HMO or insurance license, offer or sell to individuals or companies health insurance or the opportunity to purchase health insurance from the Company or hold itself out or advertise as an insurer or HMO.

     On August 10, 1995, the National Association of Insurance Commissioners ("NAIC") issued a report opining that risk-transferring arrangements may constitute the business of insurance to which state licensing laws apply. The NAIC opined that such licensing laws would not apply to the Company's Global Capitation Contracts or Full Risk Contracts because the Company assumes "downstream risk" from a duly licensed health insurer or HMO for health care provided to that carrier's enrollees. The NAIC's conclusions are not binding on the states.

     In Maryland, licensed HMOs are permitted to enter into capitation arrangements with entities like the Company which assume the obligation to pay providers directly as long as the HMO has obtained approval for the form of the "administrative service provider contract" with the entity. In particular, an administrative service provider is not required to be licensed as an HMO if such provider accepts the risk of providing and paying for the medical services required by enrollees of an HMO. In connection with accepting such risk, the Company organizes networks of physicians, provides administrative, care management, utilization review, referral management and other services necessary to profitably accept managed care risk. All of the Company's Global Capitation Contracts are administrative service provider contracts with licensed HMOs.

     The Attorney General of the State of Maryland has issued an advisory opinion that calls into question the ability of an unlicensed entity to provide health care services under global capitation contracts in situations where a licensed HMO was not the entity contracting with the insured. The Company has no such arrangements and no present intention to enter into any such arrangements. The Company has no present plans to become an HMO or insurance company licensed to offer health insurance in Maryland and intends to continue to offer services under Global Capitation Contracts only under administrative service provider contracts.

     Some states impose requirements on entities which contract with HMOs and insurers, and such requirements might impose significant costs on the business of the Company, which might adversely affect the business or operations of the Company. The Company is required under its Global Capitation Contracts to either post a letter of credit or create a segregated fund for the benefit of health care providers which provide services to enrollees under Global Capitation Contracts to which the Company is a party. These added financial requirements have not created any financial burden to date for the Company.

     FUTURE REGULATION. The health care industry is subject to extensive regulation and is in a state of change. A variety of legislative proposals to substantially reform the payment for and delivery of health care services have been presented at both the federal and state levels in the past several years. Among issues addressed by such legislation have been means to control or reduce public and private spending on health care, to reform the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors, limitations on federal spending for health care benefits, and universal access to health care. Reform proposals may continue to be considered by the legislatures of both the federal and state level in the future; however, it is uncertain what proposals may be made in the future or whether any such proposals will be enacted as law. Elements of reform proposals, if acted upon by federal, state or private Payors for health care goods and services, may result in reduced or limited payment for health care services or in controlled or limited access to certain health care services generally. There can be no assurance what effect such reforms may have on the business of the Company, and no assurance can be given that any such reforms would not have an adverse effect on the Company's revenues and/or earnings. There can be no assurance that future statutes or regulations, or future interpretations of existing statutes or regulations, will not make it difficult or impossible for the Company to conduct its business in the manner presently contemplated and described herein. In any such event, the management of the Company will attempt to restructure the business of the Company in order to comply with any such new statutes, regulations or interpretations. There can be no assurance, however, that the Company will be able to do so, or that such restructuring will not adversely impact the business of the Company.

     Future regulations, statutes or interpretations might require the Company to restructure its relationships with the Network providers and the Core Medical Groups, and a violation of Stark II by the Company or its Core Medical Groups could result in significant fines and financial losses which could adversely affect the Company.

RECENT DEVELOPMENTS

     The Company has completed certain material business and financing transactions since June 30, 1997. The material financing transactions are described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events." The material business transactions completed since June 30, 1997 consist of (i) the execution of a memorandum of understanding to manage a physician network in Maryland, Washington, D.C. and Virginia which is responsible for approximately 11,000 Medicare enrollees; and (ii) the planned re-incorporation of the Company as a Delaware corporation.

     NETWORK MANAGEMENT. On September 10, 1997, the Company and NYLCare Health Plans of the Mid-Atlantic, Inc. ("NYLCare") entered into a memorandum of understanding which provides that NYLCare will designate the Company as its "Network Manager" responsible for managing the health care needs of NYLCare's Medicare managed care patients who reside in certain portions of Maryland, Washington, D.C. and Virginia. The Company will perform medical management services through its care management department, NYLCare's current network of approximately 2,000 PCPs and 6,000 specialists and the Company's Network. The Company expects to enter into a Global Capitation Contract with NYLCare with respect to NYLCare's Medicare product, which is expected to generate Capitation Revenue of approximately $4 million per month from this contract.

     RE-INCORPORATION IN DELAWARE. On or before October 31, 1997, the Company intends to create a new corporation in the State of Delaware ("Delaware Doctors Health") and merge the Maryland corporation, Doctors Health, Inc., into Delaware Doctors Health with Delaware Doctors Health surviving. The transaction has been approved by the Company's Board of Directors and stockholders. There are no material amendments to the rights and privileges of the Company's stockholders as a result of the re-incorporation of the Company in Delaware.

COMPETITION

     The Company's Network competes with other provider networks and medical groups, including those established by hospitals, other individual physicians, and IPAs in obtaining managed care contracts with Payors and for quality physicians to participate in the Network. The Company believes that it can successfully compete with other entities seeking managed care contracts with Payors because of the Company's large number of PCPs and specialists, thereby providing Payors and their enrollees with access to a large number of health care providers under the Company's medical management program. The Company also has an increasing geographic coverage of PCPs and specialists with extensive coverage in the Baltimore metropolitan area and surrounding regions. However, there are a large number of physicians who could join other provider networks which compete for managed care contracts.

     The Company competes with certain HMOs, other Payors, other provider networks, medical groups, and hospitals, some of which have greater resources, to obtain PCPs to participate in the Company's Network. Further, large established traditional indemnity insurance companies also are entering the managed care field and may compete with the Company in acquiring certain assets of physician practices and developing physician networks. Certain of the Company's competitors (i) employ physicians, (ii) own such physicians' medical practices, clinics or medical groups and (iii) exercise broad control over clinical decisions of such physicians and their medical practices. Competitive methods include the type and amount of compensation offered to PCPs, the level of clinical autonomy afforded the physician and the level and extent of care management services provided to the physician. The Company believes it can effectively compete with other groups in acquiring certain assets of physician practices because the Company is driven by primary care physicians and primary care strategies. Further, the Company believes that it provides its affiliated PCPs with greater clinical autonomy than may be offered by hospitals, HMOs or insurance companies.

EMPLOYEES

     As of June 30, 1997, the Company had approximately 500 employees, of which approximately 150 were full-time employees in its corporate headquarters in Owings Mills, Maryland and operations center in White Marsh, Maryland, and approximately 350 were assigned by the Company to work in physician offices. An additional 100 physicians, medical staff and laboratory personnel were employed by the Core Medical Groups.

ITEM 2. PROPERTIES

     The Company leases approximately 25,800 square feet in Owings Mills, Maryland for its corporate headquarters. The term of the lease continues until 2001. The Company also has entered into a sublease through 1999 and a lease through 2002 for approximately 18,770 square feet in White Marsh, Maryland for its billing and claims processing operation. The Company also leases physician offices of varying sizes, generally ranging from approximately 900 square feet to more than 5,000 square feet. The Company anticipates that as it continues to grow, expanded facilities will be required. The Company does not anticipate significant difficulties in obtaining additional or new facilities. On July 1, 1997, the Company leased approximately 2,500 square feet of office space in McLean, Virginia for use as the headquarters of the Company's operations in Northern Virginia.

     The Company has filed service mark applications to register its logo and corporate names "Doctors Health System, Managing Quality Health Care", "Doctors Health", and "Doctors Health, It's the Sure Sign of Caring."

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of the Company's stockholders held on June 17, 1997, three matters were voted upon by the Company's stockholders. The Company's stockholders elected directors of the Company The vote to elect such directors was as follows:

     (1) Class A Directors: Stewart B. Gold, Scott Rifkin, Alan Kimmel, John R. Dwyer, Jr. and Paul A. Serini.

       FOR                  800,000
       AGAINST                    0
       ABSTENTIONS                0

     (2) Class B Directors: Richard Diamond, Peter LoPresti, Robert Ancona, J. David Nagel, Alexander Rocha, Robert Graw, William Lamm and Mark Eig.

       FOR                  2,593,000
       AGAINST                      0
       ABSTENTIONS                  0

     (3) Series A Preferred Directors: John Ellis and John Prout.

       FOR                  1,000,000
       AGAINST                      0
       ABSTENTIONS                  0

     (4) Series B Preferred Director: Robert Zetzer.

       FOR                  355,556
       AGAINST                    0
       ABSTENTIONS                0

     (5) Series C Preferred Director: Richard Howard.

       FOR                  571,428
       AGAINST                    0
       ABSTENTIONS                0

     The second matter voted upon at the annual meeting was the approval of an Amended and Restated Omnibus Stock Plan. The Board of Directors recommended stockholder approval of an Amended and Restated Omnibus Stock Plan (the "Omnibus Stock Plan") to (i) expand the classes of stock available for grant under the Omnibus Plan to include Class A, Class B and Class C Common Stock; (ii) limit the number of shares issuable to management under the Omnibus Plan to 15% of the number of shares outstanding during the period that a registration statement is in effect in the Commonwealth of Virginia in order to comply with that state's securities laws; (iii) provide the committee that administers the Omnibus Plan with additional flexibility by deleting the 10-year limitation on exercise periods for options, permitting issuance of free-standing stock appreciation rights and other awards not in connection with an option grant, and allowing the committee to make appropriate option adjustments due to reclassification, stock split, stock dividend and any other unusual, non-recurring events affecting the Company, and (iv) clarify eligibility to permit issuance of options to physicians whose practices are affiliated with the Company. The vote to adopt such amendments was as follows:

       FOR                  5,319,984
       AGAINST                      0
       ABSTENTIONS                  0

     The third matter voted upon at the annual meeting was the approval of certain amendments to the Amended and Restated Articles of Incorporation of Doctors Health System, Inc. to (a) authorize 5,750,000 shares of Series D Preferred

Stock, par value $10.00 per share and provide certain rights and preferences with respect to such Series D Preferred Stock; (b) amend the terms of the Series A Preferred Stock and Series C Preferred Stock including elimination of certain veto and redemption rights prior to the fifth anniversary of the date of the sale of the Series D Preferred Stock to Beacon and to provide that the Series A Preferred Stock and Series C Preferred Stock would be pari passu with respect to payment of dividends, liquidation rights and redemption rights; (c) amend the terms of the Series B Preferred Stock including elimination of all veto and special redemption rights and subordination of the Series B Preferred Stock to all other Preferred Stock with respect to dividends, liquidation and redemption; and (d) to change the name of the Company to "Doctors Health, Inc." The vote to approve such amendments was as follows:

       FOR                  5,319,984
       AGAINST                      0
       ABSTENTIONS                  0

     At a special meeting of the Company's stockholders held on August 13, 1997, one matter was voted upon by the Company's stockholders. The Company's stockholders approved re-incorporation of the Company as a Delaware corporation by (a) establishing a Delaware subsidiary ("Doctors Health Delaware") by filing of a Certificate of Incorporation with the state of Delaware and (b) the merger of the current Maryland corporation, Doctors Health, Inc., with Doctors Health Delaware, with Doctors Health Delaware surviving. The vote to approve such transactions was as follows:

       FOR                  7,412,496
       AGAINST                      0
       ABSTENTIONS                  0

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Registrant's common equity securities. As of September 22, 1997, there were four holders of Class A Common Stock and 242 holders of the Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the Company's period ended June 30, 1995 and year ended June 30, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company. The data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, the notes thereto and the other financial and statistical information included elsewhere in this Form 10-K.

                                                                           PERIOD FROM
                                                                        FEBRUARY 24, 1995      YEAR ENDED        YEAR ENDED
                                                                         (INCEPTION) TO         JUNE 30,          JUNE 30,
                                                                          JUNE 30, 1995           1996              1997
                                                                        -----------------      -----------      ------------
STATEMENT OF OPERATIONS:
Net revenue........................................................        $      850,665      $ 5,428,561      $ 12,037,188
Capitation revenue.................................................                    --          689,068        10,794,909
                                                                        -----------------      -----------      ------------
Total revenues.....................................................               850,665        6,117,629        22,832,097
Medical services expense...........................................                    --          969,677        11,188,450
Care center costs..................................................               776,865        5,287,348        11,635,163
General and administrative.........................................             1,877,735        6,082,902        12,760,687
Depreciation and amortization......................................                27,508          435,573         1,512,772
Interest and other income..........................................               (99,673)        (272,666)         (246,889)
Interest expense...................................................                23,915          226,908           781,964
                                                                        -----------------      -----------      ------------
Loss before taxes..................................................            (1,755,685)      (6,612,113)      (14,800,050)
                                                                        -----------------      -----------      ------------
Income tax expense.................................................                    --               --                --
                                                                        -----------------      -----------      ------------
Net loss...........................................................        $   (1,755,685)     $(6,612,113)     $(14,800,050)
                                                                        -----------------      -----------      ------------
                                                                        -----------------      -----------      ------------
LOSS APPLICABLE TO COMMON STOCK:
Net loss...........................................................        $   (1,755,685)     $(6,612,113)     $(14,800,050)
Less: preferred stock dividends and issuance costs accreted........               113,300          552,531         1,382,083
                                                                        -----------------      -----------      ------------
Loss applicable to common stock....................................        $   (1,868,985)     $(7,164,644)     $(16,182,133)
                                                                        -----------------      -----------      ------------
                                                                        -----------------      -----------      ------------
Net loss per share.................................................        $         (.62)     $     (2.34)     $      (4.84)
                                                                        -----------------      -----------      ------------
                                                                        -----------------      -----------      ------------
Dividends declared per common share................................                    --               --                --
Weighted average number of shares outstanding......................             3,000,000        3,063,205         3,345,397
                                                                        -----------------      -----------      ------------
                                                                        -----------------      -----------      ------------
BALANCE SHEET DATA:
Cash and cash equivalents..........................................        $      131,885      $ 1,419,295      $  4,737,828
Working capital (deficit)..........................................                73,314          882,132        (5,072,878)
Total assets.......................................................             1,510,171       11,154,138        24,478,642
Long term obligations..............................................               587,339        5,798,037         8,122,077
Redeemable convertible preferred stock.............................             1,948,300        7,910,831        19,282,113
Redeemable Class A Common Stock....................................                 8,000        2,400,000                --
Class A Common Stock...............................................                    --               --             8,100
Total stockholders' deficit........................................        $   (1,845,467)     $(9,077,851)     $(19,542,179)

     The following is a condensed pro forma balance sheet of the Company as if the July 15, 1997 sale of the Series D Redeemable Convertible Preferred Stock transaction had taken place as of June 30, 1997:

                                                                                                              PRO FORMA
                                                                            JUNE 30,         PRO FORMA         JUNE 30,
                                                                              1997          ADJUSTMENTS          1997
                                                                          ------------      -----------      ------------
Cash and Cash Equivalents............................................     $  4,737,828      $18,913,000      $ 23,650,828
Other Current Assets.................................................        6,805,925               --         6,805,925
Long-term Assets.....................................................       12,934,889         (552,500)       12,382,389
                                                                          ------------      -----------      ------------
  Total Assets.......................................................     $ 24,478,642      $18,360,500      $ 42,839,142
                                                                          ------------      -----------      ------------
                                                                          ------------      -----------      ------------

Current Liabilities..................................................     $ 16,616,631      $        --      $ 16,616,631
Long-term Liabilities................................................        8,122,077               --         8,122,077
Redeemable Convertible Preferred Stock...............................       19,282,113       18,195,500        37,477,613
Total Stockholders' Equity (Deficit).................................      (19,542,179)         165,000       (19,377,179)
                                                                          ------------      -----------      ------------
  Total Liabilities and Stockholders 'Deficit........................     $ 24,478,642      $18,360,500      $ 42,839,142
                                                                          ------------      -----------      ------------
                                                                          ------------      -----------      ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     OVERVIEW. The Company derives substantially all of its revenue from (i) payments made by Payors to the Company pursuant to Global Capitation Contracts and Gatekeeper Capitation Contracts ("Capitation Revenue") and (ii) the contractual management and similar fees earned under its long-term PSO Agreements with Core Medical Groups ("Net Revenues"). The Company's Net Revenues include the reimbursement of all medical practice operating costs and the contractual management fees pursuant to the PSO Agreements and other agreements. Net Revenue is recognized when services are performed and collection of the related revenues is probable.

     The Company expects that the greatest contributor to operating income will be Capitation Revenue. The Company's level of profitability associated with Capitation Revenue will depend on (i) increasing the number of PCPs, in the Company's Networks and increasing the number of networks the Company manages;
(ii) attracting patients to enroll in benefit plans that enter into Global Capitation Contracts with the Company (principally Medicare beneficiaries);
(iii) securing additional, Global Capitation Contracts and maintaining existing Global Capitation Contracts with adequate reimbursement rates; and (iv) assisting PCPs in managing the delivery of high quality care at a cost less than the payments received under the Global Capitation Contracts.

     SOURCE OF REVENUES. Under Global Capitation Contracts, the Company receives Capitation Revenue in the form of a fixed fee from a Payor in exchange for undertaking the obligation to provide or arrange for the provision of substantially all of the health care services required by the enrollees (the majority of expenses associated with such activities are reported as "Medical Services Expense"). These services are provided by PCPs, specialists, hospitals and other health care providers which are part of the Company's Network.

     Due to the Company's focus on Global Capitation Contracts, the Company is exposed to certain financial risks. The Company may influence, but does not control the clinical decisions made by health care providers. To the extent that enrollees require more care than may be anticipated or require care that is not reimbursed by the Payor, aggregate capitation payments received by the Company may not be sufficient to cover the costs of treating the enrollees. If the Capitation Revenue is not sufficient to cover the costs, the Company's operating income would be adversely affected.

     Capitation Revenue is prepaid monthly based on the number of enrollees and is recognized as Capitation Revenue during the month services are provided to the enrollees. During the year ended June 30, 1997, approximately $9,253,000 and $1,542,000, were recorded as Capitation Revenue from Global Capitation Contracts and Gatekeeper Capitation Contracts, respectively, in the Company's financial statements. During the year ended June 30, 1996, approximately $382,000 and $307,000, were recorded as Capitation Revenue from Global Capitation Contracts and Gatekeeper Capitation Contracts, respectively, in the Company's financial statements. During the period ended June 30, 1995, the Company had no Global Capitation Contracts or Gatekeeper Capitation Contracts.

     The Company's commercial Global Capitation Contract provides that the Company may earn incentive revenue or incur Medical Services Expense based upon the enrollees' utilization of hospital services. Under this contract, the Payor allocates a monthly capitation amount to an account as an estimate of hospital expenses that will be incurred. Actual hospital costs are charged against such account. The Company and the Payor share equally any profit or loss arising from such account caused by hospital and other institutional expenses that are less than, or exceed the estimated amount allocated to the account pursuant to a settlement following the applicable contract year. Included in Accrued Medical Services as of June 30, 1997 and 1996 is approximately $180,000 and $68,000, respectively, of estimated amounts due to the HMO under this arrangement. Also, as of June 30, 1997 and June 30, 1996, the Company has included in Medical Services Expense a provision of approximately $146,000 and $77,000, respectively, which represents an estimate of the loss to be incurred over the remaining term of the commercial Global Capitation Contract.

     Under the Company's two Medicare Global Capitation Contracts, the Company has assumed responsibility for managing and paying for substantially all of the medical care for the respective Payors' enrollees. Consequently, the Company does not perform a settlement with the HMO's under the two Medicare contracts.

     The Company is responsible for some or all of the medical services provided by its PCPs, specialists and other providers to which it refers enrollees under Global Capitation Contracts. The cost of medical services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not yet reported. Estimates are continually monitored and reviewed and, as settlements are made estimates are adjusted, and differences are reflected in current operating results. As of June 30, 1997 and 1996, approximately $4,975,000 and $405,000, respectively, was recorded in Accrued Medical Services for incurred but not reported services.

     The inability of the Company to renew its current Payor contracts, to maintain favorable terms of such contracts, to attract patients who enroll in such benefit plans, to expand such contracts to other geographical areas in the Baltimore and Washington metropolitan area and surrounding regions or to manage the cost of care efficiently would materially and adversely affect the Company's Capitation Revenues and its ability to achieve profitability.

     As of June 30, 1997, the Company believes there were not a sufficient number of enrollees under the Company's Global Capitation Contracts to realize operating income in excess of the Company's operating costs. To the extent enrollees do not enroll in such benefit plans in adequate numbers, it will have a material adverse effect on the operating results and financial condition of the Company. The Company's ability to manage successfully the cost of care under such contracts depends on the overall health of the enrollees, its ability to manage appropriate and timely utilization of medical resources in coordination with the clinical decision-making authority of individual physicians and its ability to maintain favorable agreements with other health care providers (hospital and ancillary services). To the extent the Company is unable to provide or arrange for the provision of substantially all of the health care services required by its enrollees at a cost less than the Capitation Revenue received, it will have a material adverse effect on the operating results and financial condition of the Company.

     The Company currently derives a portion of its total revenues from contractual management and similar fees earned pursuant to the PSO Agreements with Core Medical Groups which employ physicians who have transferred medical practice assets to the Company. The Company intends to increase the number of PCPs who are employees of the Core Medical Groups at a rate substantially lower than in the past, and the Company expects Capitation Revenue to grow at a faster rate than Net Revenue. Thus, Net Revenue as a percentage of total revenues is expected to decrease over time. The Company provides the Core Medical Groups with traditional practice management services (such as marketing, advertising, budgeting, physician acquisition, information systems and accounting services); billing and collection of patient care fees; office personnel; equipment and office space; maintenance of patient records and other medical practice management services. Under the PSO Agreements, the Core Medical Groups agree to comply with the terms of various managed care contracts, including the delivery of health care services, 24-hour coverage, coordination with the Company's care managers, utilization review, quality assurance and peer review programs and credentialing matters.

     As consideration for the services, assets, and facilities provided by the Company, most of the Core Medical Groups agree to pay the Company the cost of services, assets and facilities provided by the Company to the Core Medical Groups. Such amounts paid to the Company are reflected in the Company's financial statements as Net Revenues.

     In addition, pursuant to the PSO Agreements with most of the Core Medical Groups, the Company is entitled to compensation from the Core Medical Groups calculated by subtracting the costs of operating the Core Medical Groups' medical practices (including physician salaries) from the Core Medical Groups' income. For the fiscal year ended June 30, 1997, the Company recognized approximately $402,000 in operating income pursuant to these provisions of the PSO Agreements.

     PHYSICIAN AFFILIATION TRANSACTIONS. The Company expects to continue expanding the Network through additional managed care contracting arrangements primarily with PCPs in individual and group physician practices and IPAs, and, to a lesser extent than in the past, with PCPs who sell their assets to the Company and become employed by a Core Medical Group. In these affiliation transactions, PCPs, medical groups and IPAs designate the Company as their exclusive agent for managed care contracting and they agree to provide health care services to enrollees under the Company's Global Capitation Contracts. As of June 30, 1997, 109 PCPs participated in the Network individually through independent medical groups or IPAs and 88 PCPs participated in the Network through the Core Medical Groups.

RESULTS OF OPERATIONS

     The Company's operating results are significantly affected by the number of PCPs, the number of PCPs participating in Global Capitation Contracts, the number of Global Capitation Contracts in which the Company participates, and the number of patients enrolled in benefit plans under Global Capitation Contracts with the Company. The following table summarizes the Company's history with respect to PCPs, executed Global Capitation Contracts and patients enrolled in benefit plans under Global Capitation Contracts with the Company:

                                                                             JUNE 30, 1995      JUNE 30, 1996      JUNE 30, 1997
                                                                             -------------      -------------      -------------
Number of PCPs in the Network as of.....................................           24                  59                197
Number of PCPs participating in Global Capitation Contracts as of.......            0                  45*               110*
Number of regional networks as of.......................................            1                   5                  7
Number of Global Capitation Contracts as of.............................            0                   3                  3
Number of Global Capitation Contract Patients:
  Commercial............................................................            0               2,039              4,943
  Medicare..............................................................            0                 491              3,256

---------------
*There is a lag between when physicians join the Network and when they become eligible to participate in Global Capitation Contracts as a result of the credentialing process and other internal Company controls.

     The following table sets forth for the period ended June 30, 1995 and for the years ended June 30, 1996 and 1997 selected financial data expressed as a percentage of total revenues. Because of the Company's limited operating history, the limited period in which it has been assisting and managing PCPs, its limited experience with full and shared-risk capitated arrangements and the effects of the acquisitions, the Company does not believe that the period to period comparisons, percentage relationships within periods and apparent trends set forth below are necessarily indicative of future operations.

                                                                                PERIOD FROM
                                                                             FEBRUARY 24, 1995
                                                                              (INCEPTION) TO        YEAR ENDED      YEAR ENDED
                                                                                 JUNE 30,            JUNE 30,        JUNE 30,
                                                                                   1995                1996            1997
                                                                             -----------------      ----------      ----------
Net revenue.............................................................            100.0%              88.7%           52.7%
Capitation revenue......................................................              0.0%              11.3%           47.3%
                                                                                  -------           ----------      ----------
Total revenues..........................................................            100.0%             100.0%          100.0%
Medical services expense................................................              0.0%              15.8%           49.0%
Care center costs.......................................................             91.3%              86.5%           51.0%
General and administrative..............................................            220.7%              99.4%           55.9%
Depreciation and amortization...........................................              3.3%               7.1%            6.6%
Interest and other income...............................................            (11.7%)             (4.5%)          (1.1%)
Interest expense........................................................              2.8%               3.7%            3.4%
Income tax expense......................................................              N/A                N/A             N/A
                                                                                  -------           ----------      ----------
Net loss................................................................           (206.4%)           (108.0%)         (64.8%)
                                                                                  -------           ----------      ----------
                                                                                  -------           ----------      ----------

     COMPARISON OF THE YEARS ENDED JUNE 30, 1997, 1996 AND THE PERIOD ENDED JUNE 30, 1995.

     The period ended June 30, 1995 is not comparable to the fiscal years ended June 30, 1996 and 1997, as the period ended June 30, 1995 represents only approximately four months of operations. Therefore, a comparison of increases from June 30, 1995 to other periods is generally not meaningful.

     TOTAL REVENUES. The Company's total revenues increased to $22,832,097 for the year ended June 30, 1997 from $6,117,629 in 1996 and $850,665 in 1995.
Capitation Revenue increased to $10,794,909 ($9,252,877 due to Global Capitation contracts and $1,542,032 due to Gatekeeper Capitation Contracts) or 47.3% of total revenues for the year ended June 30, 1997, compared to $689,068 ($382,068 due to Global Capitation Contracts and $307,000 due to Gatekeeper Capitation Contracts) or 11.3% of total revenues in 1996. During the period ended June 30, 1995, the Company had no Global Capitation Contracts. This increase in Capitation Revenue from 1996 to 1997 is primarily attributable to an increase in the number of

PCPs affiliated with the Company from 88 to 197, the increase in the number of PCPs participating in Global Capitation Contracts from 45 to 110 and the increase in the number of enrollees participating in the Company's Global Capitation Contracts from 2,530 to 8,199. The Company expects the Capitation Revenue to increase in total and as a percentage of total revenues due to the increase in the number of enrollees participating in the Company's Global Capitation Contracts.

     MEDICAL SERVICES EXPENSE. Medical services expense for the year ended June 30, 1997 was $11,188,450 or 49.0% of the total revenues compared to $969,677 or 15.8% in 1996. During the period ended June 30, 1995, the Company had no medical services expense. This increase resulted from the increase in the number of PCPs participating in Global Capitation Contracts from 45 to 104, and the increase in the number of enrollees under Global Capitation Contracts from 2,530 to 8,199. The Company expects these expenses to increase as the number of PCPs participating in and the number of enrollees under Global Capitation Contracts with the Company grows.

     CARE CENTER COSTS. Care center costs increased to $11,635,163 or 51.0% of total revenues for the year ended June 30, 1997 from $5,287,348 or 86.5% of total revenues in 1996 and $776,865 or 91.3% of total revenues in 1995. This increase in care center costs resulted from the increases in the number of physicians from 88 to 97. While these expenses are expected to increase as the Company continues adding physicians employed in CMGs, the Company expects that these expenses will continue to decline as a percentage of total revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $12,760,687 or 55.9% of total revenues for the year ended June 30, 1997 from $6,082,902 or 99.4% of total revenues in 1996, and $1,877,735 or
220.7% of total revenues in 1995. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, acquisitions, network development and care management departments and additional costs incurred in adding physicians to the Company's Network and attracting patients who enroll in benefit plans under Global Capitation Contracts. While these expenses are expected to increase as the Company adds PCPs, the Company expects that these expenses will continue to decline as a percentage of total revenues.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $1,512,772 or 6.6% of total revenues for the year ended June 30, 1997 from $435,573 or 7.1% of total revenues in 1996 and $27,508 or 3.3% of total revenue in 1995. These increases resulted primarily from intangibles acquired in connection with the purchase of certain medical practice assets from PCPs, as well as purchasing certain fixed asset additions.

     INTEREST AND OTHER INCOME. Interest and other income was $246,889 or 1.1% of the total revenues for the year ended June 30, 1997 compared to $272,666 or 4.5% of total revenues in 1996, and $99,673 or 11.7% of total revenues in 1995.

     INTEREST EXPENSE. Interest expense increased to $781,964 or 3.4% of total revenues for the year ended June 30, 1997, compared to $226,908 or 3.7% of total revenues in 1996, and $23,915 or 2.8% of total revenues in 1995. These dollar increases resulted primarily from the increase in the level of the Company's borrowings.

     INCOME TAX EXPENSE. In light of the Company's loss and its valuation allowance for deferred tax assets, for the years ended June 30, 1997 and 1996, and the period ended June 30, 1995, the Company did not require a provision for income taxes.

     NET LOSS. The Company had a net loss of $14,800,050 for the year ended June 30, 1997 compared to $6,612,113 in 1996 and $1,755,685 in 1995.

     LOSS APPLICABLE TO COMMON STOCK. In arriving at loss applicable to common stock, the Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders and the amortization of Redeemable Convertible Preferred Stock issuance costs. The net loss applicable to common stock was $16,182,133 for the year ended June 30, 1997 compared to $7,164,644 in 1996 and $1,868,985 in 1995.

LIQUIDITY, CASH FLOW AND CAPITAL RESOURCES

     LIQUIDITY. As of June 30, 1997 and 1996, the Company had working capital (deficit) and available credit facilities of $(5,072,878) and $1,482,132, respectively. Subsequent to June 30, 1997, the Company received proceeds of approximately $19,000,000 from the issuance of Series D Redeemable Convertible Preferred stock which increased the Company's working capital. Also, it is the intent of the Company to refinance approximately $6,000,000 in notes payable which are presented as a current liability at June 30, 1997.

     CASH FLOW. Net cash used in operating activities was $9,914,501 for the year ended June 30, 1997, compared to $5,057,464 in 1996 and $1,292,824 in 1995.
The use of cash for operating activities for the year ended June 30, 1997 resulted primarily from (i) $14,800,050 in net losses, (ii) a $1,501,138 increase in prepaid expenses and other receivables offset by (iii) a $5,665,582 increase in accrued and other liabilities and (iv) depreciation and amortization of $1,512,772.

     Net cash used in investing activities was $4,396,624 for the year ended June 30, 1997, compared to $2,044,842 in 1996 and $410,489 in 1995. The Company
used $2,501,963, $2,129,464 and $238,926 of cash for the acquisition of certain assets of medical practices and other fixed assets during the year ended June 30, 1997 and 1996 and the period ended June 30, 1995, respectively.

     Net cash provided by financing activities was $17,629,658 for the year ended June 30, 1997, compared to $8,389,716 in 1996 and $1,835,198 in 1995. (See
"Capital Resources".)

     CAPITAL RESOURCES. On December 1, 1995, the Company issued 355,556 shares of Series B Preferred Stock to Med-Lantic Management Services, Inc. ("the Series B Preferred Stockholder") in exchange for $4,000,000 in cash and entered into an agreement ("the NationsBank Credit Facility Agreement") with NationsBank of Maryland, N.A. ("NationsBank") as agent, which provides a revolving bank credit facility ("the NationsBank Credit Facility") with a maximum availability of $4,000,000. Advances under the NationsBank Credit Facility bear interest at the Company's option at either NationsBank prime rate or the Eurodollar rate plus 0.75%. The NationsBank Credit Facility expires on December 31, 1997, and will not be renewed by NationsBank. The Company is currently negotiating with Chase Manhattan Bank, N.A. on refinancing the NationsBank Credit Facility. (See "Credit Facility Negotiations").

     Loans made pursuant to the NationsBank Credit Facility are guaranteed by the Company's Series B Preferred Stockholder. In exchange for the guarantee of the NationsBank Credit Facility, the Company issued 88,889 warrants to the Series B Preferred Stockholder. The guarantee is collateralized by a security interest in certain contract rights, including rights to the Company's patient and global capitation receivables, under the PSO Agreements between the Company and Core Medical Groups. Upon redemption of the Series B Preferred Stock in the event of the issuance of junior preferred stock to a holder whose interest are deemed adverse to the guarantor, the Company is required to obtain a release of the guarantee.

     The proceeds from the issuance of the Series B Preferred Stock were used for the acquisition of certain medical practices from PCPs, the incurrence of corporate expenses and the development of the Company's infrastructure in conjunction with the Company's business strategy. The proceeds from the NationsBank Credit Facility were used for the acquisition of certain medical practices from PCPs, the funding of operating expenses and the funding of capital expenditures. At June 30, 1997, approximately $4,000,000 was outstanding under the NationsBank Credit Facility.

     On June 25, 1996, the Company received $1,000,000 in additional cash payments on the Series A Note from the Series A Preferred Stockholder. These proceeds were used to fund the incurrence of corporate expenses and the continuing development of infrastructure in conjunction with the business strategy.

     (For a discussion of the terms of conversion of the Preferred Stock into Class C Common Stock, see "Description of Capital Stock".)

     On August 15, 1996, the Company established a $1,500,000 bridge loan facility (the "Bridge Loan Facility") with First National Bank of Maryland, N.A. ("First National"). The Bridge Loan Facility was repaid on January 13, 1997.

     On September 4, 1996, the Company issued 428,571 shares of Series C Preferred Stock to Genesis Health Ventures, Inc. (the "Series C Preferred Stockholder"), in exchange for $7,500,000 in cash. On January 2, 1997, the Company issued 142,857 additional shares of the Series C Preferred Stock to the Series C Preferred Stockholder in exchange for $2,500,000 in cash. The proceeds from these issuances (the "Initial Genesis Funding") have been used to fund corporate expenses in conjunction with the business strategy and the acquisition of medical practices or managed care contracting rights.

     On January 31, 1997, the Company and the Series C Preferred Stockholder entered into a Note Purchase Agreement pursuant to which the Series C Preferred Stockholder established a $5,000,000 credit facility for the Company. The Company issued its Convertible Subordinated 11% Promissory Note ("Subordinated Debt Facility") to the Series C Preferred Stockholder. On January 31, 1997, the Series C Preferred Stockholder advanced the sum of $2,800,000 pursuant to the Subordinated Debt Facility. On April 23, 1997 and June 30, 1997 the Company received additional advances of $525,000 and $1,675,000. As of June 30, 1997 the entire $5,000,000 is outstanding. Interest is payable at maturity in shares of Series C Preferred Stock at the rate of $14.00 per share. The Subordinated Debt Facility matures on January 31, 1999 or upon the earlier of a change in control or an initial public offering of the Company's common stock. The Subordinated Debt Facility is now convertible into shares of Series C Preferred Stock.

     On May 14, 1997, the Company borrowed $2,000,000 from HBO & Company ("HBOC"), the Company's current information system vendor, and issued its subordinated promissory note to HBOC in the principal amount of $2,000,000 (the "Note"). The Note is payable in full on May 14, 1998.

     Until the Company attracts an adequate number of Capitated Lives in Global Capitation Contracts, the Company expects to incur operating losses and experience negative operating cash flows. The Company believes that its cash and cash equivalents as of July 15, 1997 and internally-generated cash will be sufficient to fund the Company's operations through June 30, 1998.

     The Company also intends to expend capital on improving information systems, expanding corporate infrastructure, and increasing the size and geographic scope of the Network.

SUBSEQUENT EVENTS.

     The Company has completed certain material financing transactions since June 30, 1997 involving (i) the consummation of a redeemable convertible preferred stock financing with Beacon Group III--Focus Value Fund, L.P. ("Beacon") and the related restructuring of the Company's equity capital and issuance of redeemable convertible preferred stock to University Care, LLC, an affiliate of the University of Maryland Medical System ("UMMS"); and (ii) negotiations to refinance the NationsBank Credit Facility prior to December, 1997. Certain material business transactions which have been completed since June 30, 1997 are discussed above under "Business--Recent Developments."

     EQUITY FINANCING. On July 7, 1997, the Company entered into a Preferred Stock Purchase Agreement, as amended on July 15, 1997 (the "Series D Purchase Agreement") with Beacon pursuant to which the Company agreed to sell to Beacon 3 million shares of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") for a purchase price of $30,000,000. The parties completed an initial purchase of two million shares for $20,000,000 on July 15, 1997. Under the Series D Purchase Agreement, the Company expects to complete a subsequent purchase of one million shares for $10,000,000 on or before June 30, 1998, subject to certain conditions set forth in the Series D Purchase Agreements.

     Upon the issuance of the full 3,000,000 shares of Series D Preferred Stock to Beacon, Beacon will own 100% of the Company's issued and outstanding Series D Preferred Stock and approximately 30% of the issued and outstanding capital stock of the Company, on a fully diluted basis.

     In connection with the issuance of its Series D Preferred Stock, the Company amended its Amended and Restated Articles of Incorporation (the "Restated Articles") to, among other things, (a) authorize 5,750,000 shares Series D Convertible Preferred Stock, (b) amend or revise certain of the terms and conditions of its currently authorized and issued Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock, (c) increase the size of its Board of Directors from nineteen to twenty members, (d) elect two of Beacon's designees to the Company's Board of Directors and Executive Committee, (e) modify the composition and authority of the Company's Executive Committee, and (f) change the name of the Company to "Doctors Health, Inc.".

     The Series D Preferred Stock issued to Beacon is senior to all other classes of the Company's capital stock with respect to payment of dividends and distributions and liquidation rights. The Series D Preferred Stock also is subject to redemption by the Company at the election of the holder of the Series D Preferred Stock at $10.00 per share, plus accrued but unpaid dividends, after five years from the issuance date of the Series D Preferred Stock and is convertible at an adjustable rate into the Company's Class C Common Stock at the option of the holder of the Series D Preferred Stock and automatically upon a qualifying initial public offering of the Company.

     The number of shares of Class C Common Stock issuable upon conversion of the Series D Preferred Stock is subject to adjustment pursuant to two stock adjustment agreements between the Company and Beacon. The first stock adjustment agreement provides for an upward or downward adjustment in the number of shares issuable to Beacon based upon the Company's Medicare Medical Loss Ratio and the number of Medicare enrollees in the Company's Medicare Global Capitation Contracts with Payors. Pursuant to the first agreement, the number of shares issuable to Beacon could be reduced to 2,727,272 shares of Class C Common Stock or increased to 5,454,545 shares of Class C Common Stock. The second stock adjustment agreement provides that the adjustment set forth in the second agreement would supersede the first stock adjustment agreement if the 105th U.S. Congress adopted certain changes in the Medicare program to reduce payments to health maintenance organizations and medical management companies such as the Company. Pursuant to the second stock adjustment agreement, the number of shares issuable to Beacon could be reduced to 2,727,272 shares of Class C Common Stock or increased to 7,500,000 shares of Class C Common Stock. Management of the Company has determined that the second stock adjustment agreement is not applicable in light of the Medicare legislation adopted by the 105th Congress.

     In connection with the Series D Purchase Agreement, the Company modified the composition and authority of the Executive Committee of its Board of Directors. The Executive Committee is comprised of seven members (two Beacon directors, one Series C Preferred Director, three physician directors, and the Company's Chief Executive Officer). To the extent permitted by law, the authority of the Board to act on all matters is now vested in and exercised by the Executive Committee. In the event of certain default situations related to the Company's not meeting certain targets with respect to its net income and its medical loss ratio, Beacon has the right to take control of the Executive Committee and the Board of Directors.

     In connection with Beacon's investment in the Company, the Company also entered into, among other agreements, (a) a Shareholders' and Voting Agreement, which supersedes the Company's Stockholders Agreement and provides, among other things, for certain restrictions on the sale and transfer of all classes of the Company's capital stock, and (b) a Registration Rights Agreement with Beacon which provides Beacon with certain rights to require the Company to register with the Securities and Exchange Commission Beacon's shares of Series D Preferred Stock for resale.

     CREDIT FACILITY NEGOTIATIONS. The Company is currently in negotiations with Chase Manhattan Bank, N.A. ("Chase") for the purpose of refinancing the NationsBank Credit Facility of $4,000,000 with a maturity of December 31, 1997 and the HBOC note payable of $2,000,000 with a maturity of May 14, 1998. Although there can be no assurance that such a refinancing will be successfully concluded, the Company has received a proposal from Chase and is completing negotiations. Under the terms of the Beacon transaction, any or all of the notes not refinanced may be retired with a portion of the remaining $10 million to be invested by Beacon on or before June 30, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
DOCTORS HEALTH, INC. AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheet of Doctors Health, Inc. (formerly Doctors Health System, Inc.) and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doctors Health, Inc. and Subsidiaries as of June 30, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is presented for the purposes of complying with the Securities and Exchange Commission's reporting requirements and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN, LLP

Baltimore, Maryland
August 18, 1997
(except with respect to the matter
discussed in Note 20, as to which
the date is September 10, 1997)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS AND STOCKHOLDERS
DOCTORS HEALTH, INC. AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Doctors Health, Inc. (formerly Doctors Health System, Inc.) and Subsidiaries, as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1996 and for the period February 24, 1995 (date of inception) to June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Doctors Health, Inc. and Subsidiaries as of June 30, 1996 and the consolidated results of its operations and its cash flows for the year ended June 30, 1996 and for the period February 24, 1995 (date of inception) to June 30, 1995, in conformity with generally accepted accounting principles.

     We have also audited Schedule II--Valuation and Qualifying Accounts for the year ended June 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Baltimore, Maryland
October 3, 1996
(except for Note 20,
which is now incorporated
into the second paragraph
of Note 11, the date of
which is January 13, 1997)

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1996 AND 1997

                                                                                                          JUNE 30,       JUNE 30,
                                                                                                            1996           1997
                                                                                                        ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents (Notes 1 and 9)...........................................................  $  1,419,295   $  4,737,828
  Restricted cash (Note 1)............................................................................            --        680,000
  Accounts receivable (net of allowance for doubtful accounts of
    $324,521 and $270,521 at June 30, 1996 and 1997, respectively) (Notes 1 and 2)....................     1,303,941      2,722,891
  Accounts receivable-affiliates (Note 1).............................................................     1,208,685      1,115,885
  Other receivables (Note 4)..........................................................................        64,251      1,170,504
  Prepaid expenses....................................................................................       117,096        190,987
  Due from affiliates (Note 18).......................................................................       891,985        925,658
                                                                                                        ------------   ------------
    Total Current Assets..............................................................................     5,005,253     11,543,753
                                                                                                        ------------   ------------
PROPERTY AND EQUIPMENT, net (Notes 1,2 and 7).........................................................     2,485,547      4,205,532
OTHER ASSETS
  Intangibles (net of accumulated amortization of $65,170 and $445,148 at June 30, 1996 and 1997,
    respectively)
    (Notes 1 and 2)...................................................................................     2,448,030      6,475,925
  Deferred charges (net of accumulated amortization of $147,475 and $515,056 at June 30, 1996 and
    1997, respectively) (Note 1)......................................................................       636,772      1,595,396
  Note receivable (Note 6)............................................................................       300,000             --
  Accrued interest receivable.........................................................................       253,976        374,970
  Other receivable....................................................................................            --        200,000
  Deposits............................................................................................        24,560         83,066
                                                                                                        ------------   ------------
    Total Other Assets................................................................................     3,663,338      8,729,357
                                                                                                        ------------   ------------
    TOTAL ASSETS......................................................................................  $ 11,154,138   $ 24,478,642
                                                                                                        ------------   ------------
                                                                                                        ------------   ------------
LIABILITIES, REDEEMABLE CONVERTIBLE
  PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current maturities of notes payable (Note 8)........................................................  $    303,915   $  6,007,589
  Current maturities of capital lease obligations (Note 8)............................................       101,985             --
  Accounts payable....................................................................................       330,647      1,108,499
  Accrued medical services (Note 1)...................................................................       550,520      5,301,384
  Other accrued expenses (Note 5).....................................................................     2,069,579      3,233,955
  Due to affiliates (Note 18).........................................................................       766,475        965,204
                                                                                                        ------------   ------------
    Total Current Liabilities.........................................................................     4,123,121     16,616,631
                                                                                                        ------------   ------------
LONG-TERM OBLIGATIONS
  Note payable (Note 8)...............................................................................     3,400,000      5,462,621
  Notes payable and purchase obligations-related parties (Notes 8 and 14).............................     2,077,364      2,659,456
  Capital lease obligations, less current maturities (Note 8).........................................       320,673             --
                                                                                                        ------------   ------------
    Total Long-term Obligations.......................................................................     5,798,037      8,122,077
                                                                                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK (Notes 8,10,13 and 14)
  6.5% cumulative, Series A, $5 par value, authorized and issued 1,000,000 shares
    (Liquidation value $3,500,000 plus unpaid dividends)..............................................     5,273,305      5,651,472
  Less subscription receivable........................................................................    (1,500,000)    (1,500,000)
                                                                                                        ------------   ------------
                                                                                                           3,773,305      4,151,472
  9.75% cumulative, Series B, $11.25 par value, authorized and issued 355,556 shares
      (Liquidation value $4,000,000 plus unpaid dividends)............................................     4,137,526      4,548,945
  8% cumulative, Series C, $17.50 par value, authorized 1,071,428 shares; issued and
    outstanding 571,428 shares (Liquidation value $10,000,000 plus unpaid dividends)..................            --     10,581,696
REDEEMABLE CLASS A COMMON STOCK (Note 11)
  $.01 par value, authorized, issued and outstanding 800,000 shares at June 30, 1996..................     2,400,000             --
STOCKHOLDERS' EQUITY (DEFICIT) (Notes 11,12,13 and 19)
  Preferred Stock, $.01 par value; authorized 1,000,000 shares, no shares issued......................            --             --
  Common Stock
    Class A, $.01 par value; authorized 20,700,000 shares, issued and outstanding
      810,000 shares at June 30, 1997.................................................................            --          8,100
    Class B, $.01 par value; authorized 10,000,000 shares; issued and outstanding 2,398,000
      and 2,645,167 shares at June 30, 1996 and 1997, respectively....................................        23,980         26,452
    Class C, $.01 par value; authorized 29,050,000 shares; no shares issued...........................            --             --
  Additional paid-in capital..........................................................................     2,323,600      6,551,539
  Deferred compensation...............................................................................            --       (912,508)
  Accumulated deficit.................................................................................   (11,425,431)   (25,215,762)
                                                                                                        ------------   ------------
      Total Stockholders' Equity (Deficit)............................................................    (9,077,851)   (19,542,179)
                                                                                                        ------------   ------------
      TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE
        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)............................................  $ 11,154,138   $ 24,478,642
                                                                                                        ------------   ------------
                                                                                                        ------------   ------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE PERIOD FROM FEBRUARY 24, 1995 (INCEPTION)
                      TO JUNE 30, 1995 AND THE YEARS ENDED
                             JUNE 30, 1996 AND 1997

                                                                               FOR THE PERIOD
                                                                              FROM FEBRUARY 24,
                                                                              1995 (INCEPTION)     YEAR ENDED      YEAR ENDED
                                                                                 TO JUNE 30,        JUNE 30,        JUNE 30,
                                                                                    1995              1996            1997
                                                                              -----------------    -----------    ------------
REVENUES
  Net revenue (Notes 1 and 3)..............................................      $   850,665       $ 5,428,561    $ 12,037,188
  Capitation revenue (Note 1)..............................................               --           689,068      10,794,909
                                                                              -----------------    -----------    ------------
                                                                                     850,665         6,117,629      22,832,097
                                                                              -----------------    -----------    ------------
EXPENSES
  Medical services expense.................................................               --           969,677      11,188,450
  Care center costs........................................................          776,865         5,287,348      11,635,163
  General and administrative...............................................        1,877,735         6,082,902      12,760,687
  Depreciation and amortization............................................           27,508           435,573       1,512,772
                                                                              -----------------    -----------    ------------
                                                                                   2,682,108        12,775,500      37,097,072
                                                                              -----------------    -----------    ------------
     Loss from operations..................................................       (1,831,443)       (6,657,871)    (14,264,975)

OTHER INCOME (EXPENSE)
  Interest and other income................................................           99,673           272,666         246,889
  Interest expense.........................................................          (23,915)         (226,908)       (781,964)
                                                                              -----------------    -----------    ------------
                                                                                      75,758            45,758        (535,075)
                                                                              -----------------    -----------    ------------
     Loss before income taxes..............................................       (1,755,685)       (6,612,113)    (14,800,050)
  Income taxes (Note 15)...................................................               --                --              --
                                                                              -----------------    -----------    ------------
       NET LOSS............................................................      $(1,755,685)      $(6,612,113)   $(14,800,050)
                                                                              -----------------    -----------    ------------
                                                                              -----------------    -----------    ------------
  Loss applicable to common stock
     Net loss..............................................................      $(1,755,685)      $(6,612,113)   $(14,800,050)
     Preferred stock dividends and issuance
       costs accreted......................................................          113,300           552,531       1,382,083
                                                                              -----------------    -----------    ------------
     Loss applicable to common stock.......................................      $(1,868,985)      $(7,164,644)   $(16,182,133)
                                                                              -----------------    -----------    ------------
                                                                              -----------------    -----------    ------------
Net loss per share (Note 16)...............................................           $(0.62)           $(2.34)         $(4.84)
                                                                                     -------       -----------    ------------
                                                                                     -------       -----------    ------------
Weighted average number of common shares outstanding (Note 16).............        3,000,000         3,063,205       3,345,397
                                                                              -----------------    -----------    ------------
                                                                              -----------------    -----------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE PERIOD FROM FEBRUARY 24, 1995 (INCEPTION)
                      TO JUNE 30, 1995 AND THE YEARS ENDED
                             JUNE 30, 1996 AND 1997

                                                                                FOR THE PERIOD
                                                                               FROM FEBRUARY 24,
                                                                               1995 (INCEPTION)     YEAR ENDED      YEAR ENDED
                                                                                  TO JUNE 30,        JUNE 30,        JUNE 30,
                                                                                     1995              1996            1997
                                                                               -----------------    -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................................      $(1,755,685)      $(6,612,113)   $(14,800,050)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..........................................           27,508           435,573       1,512,772
     Deferred compensation..................................................               --                --         128,125
     Changes in operating assets and liabilities, net of effects of medical practice receivables acquired
       Restricted cash......................................................               --                --        (680,000)
       Accounts receivable..................................................           83,984          (245,801)       (544,974)
       Accounts receivable--affiliates......................................          (31,931)         (327,386)        138,462
       Prepaid expenses and other receivables...............................         (219,436)         (178,583)     (1,501,138)
       Due from/to affiliates...............................................          307,843          (433,353)        165,056
       Accounts payable.....................................................           76,420           231,649         777,852
       Accrued and other liabilities........................................          364,473         2,340,798       5,665,582
       Organizational costs and deferred charges............................         (146,000)         (268,248)       (776,188)
                                                                               -----------------    -----------    ------------
          Net cash used in operating activities.............................       (1,292,824)       (5,057,464)     (9,914,501)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment........................................         (238,926)       (2,129,464)     (2,501,963)
  Payments for acquisitions.................................................          (22,000)          (42,773)     (1,836,155)
  Deposits..................................................................         (149,563)          127,395         (58,506)
                                                                               -----------------    -----------    ------------
          Net cash used in investing activities.............................         (410,489)       (2,044,842)     (4,396,624)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of redeemable convertible
     preferred stock........................................................        1,835,000         5,410,000       9,989,199
  Net proceeds from issuance of common stock................................              198                --              --
  Borrowings under notes payable............................................               --         3,400,000       8,911,566
  Principal payments on capital lease obligations...........................               --           (79,157)       (245,836)
  Issuance of note receivable...............................................               --          (300,000)             --
  Payments on notes payable.................................................               --           (41,127)     (1,025,271)
                                                                               -----------------    -----------    ------------
          Net cash provided by financing activities.........................        1,835,198         8,389,716      17,629,658

          Net increase in cash and cash equivalents.........................          131,885         1,287,410       3,318,533
Cash and cash equivalents, at beginning of period...........................               --           131,885       1,419,295
                                                                               -----------------    -----------    ------------
Cash and cash equivalents, at end of period.................................      $   131,885       $ 1,419,295    $  4,737,828
                                                                               -----------------    -----------    ------------
                                                                               -----------------    -----------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FOR THE PERIOD FROM FEBRUARY 24, 1995 (INCEPTION)
                      TO JUNE 30, 1995 AND THE YEARS ENDED
                             JUNE 30, 1996 AND 1997

                                      COMMON STOCK--        COMMON STOCK--                                     RETAINED
                                        CLASS A(2)             CLASS B          ADDITIONAL                    EARNINGS/
                                     -----------------   --------------------     PAID-IN       DEFERRED     (ACCUMULATED
                                      SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL     COMPENSATION     DEFICIT)
                                     --------   ------   ----------   -------   -----------   ------------   ------------
BALANCE AT FEBRUARY 24, 1995(1)....        --   $  --            --   $   --    $       198   $        --    $        --
  Net loss.........................        --      --            --       --             --            --     (1,755,685)
  Issuance of Class B Common
    Stock..........................        --      --     2,200,000   22,000             --            --             --
  Series A Preferred Stock dividend
    accretion......................        --      --            --       --             --            --       (113,300)
  Capital related to MHLP
    transactions...................        --      --            --       --          1,320            --             --
                                     --------   ------   ----------   -------   -----------   ------------  ------------
BALANCE AT JUNE 30, 1995...........        --      --     2,200,000   22,000          1,518            --     (1,868,985)
  Net loss.........................        --      --            --       --             --            --     (6,612,113)
  Issuance of common stock purchase
    warrants for services (Note
    13)............................        --      --            --       --        370,000            --             --
  Issuance of Class B Common
    Stock..........................        --      --       198,000    1,980        592,020            --             --
  Series A Preferred Stock dividend
    accretion......................        --      --            --       --             --            --       (325,005)
  Series B Preferred Stock dividend
    accretion......................        --      --            --       --             --            --       (227,526)
  Capital related to MHLP
    transactions...................        --      --            --       --      1,360,260            --             --
  Increase in value of Redeemable
    Class A Common Stock (Note
    11)............................        --      --            --       --           (198)           --     (2,391,802)
                                     --------   ------   ----------   -------   -----------   ------------  ------------
BALANCE AT JUNE 30, 1996...........        --      --     2,398,000   23,980      2,323,600            --    (11,425,431)
  Net loss.........................        --      --            --       --             --            --    (14,800,050)
  Series A Preferred Stock dividend
    accretion......................        --      --            --       --             --            --       (325,000)
  Series B Preferred Stock dividend
    accretion......................        --      --            --       --             --            --       (390,044)
  Series C Preferred Stock dividend
    accretion......................        --      --            --       --             --            --       (590,976)
  Amortization of Preferred Stock
    issuance costs.................        --      --            --       --             --            --        (76,063)
  Issuance of Class A Common
    Stock..........................    10,000     100            --       --         69,900            --             --
  Issuance of Class B Common
    Stock..........................        --      --       247,167    2,472      1,727,698            --             --
  Capital related to MHLP
    transactions...................        --      --            --       --        717,010            --             --
  Effect of obtaining insurance for
    the Redeemable Class A Common
    Stock..........................   800,000   8,000            --       --            198            --      2,391,802
  Issuance of common stock purchase
    warrants for services (Note
    13)............................        --      --            --       --        672,500            --             --
  Issuance of common stock options
    (Note 12)......................        --      --            --       --      1,040,633    (1,040,633)            --
  Amortization of deferred
    compensation (Note 12).........        --      --            --       --             --       128,125             --
                                     --------   ------   ----------   -------   -----------   ------------  ------------
BALANCE AT JUNE 30, 1997...........   810,000   $8,100    2,645,167   $26,452   $ 6,551,539   $  (912,508)  $(25,215,762)
                                     --------   ------   ----------   -------   -----------   ------------  ------------
                                     --------   ------   ----------   -------   -----------   ------------  ------------


                                        TOTAL
                                     ------------
BALANCE AT FEBRUARY 24, 1995(1)....  $        198
  Net loss.........................    (1,755,685)
  Issuance of Class B Common
    Stock..........................        22,000
  Series A Preferred Stock dividend
    accretion......................      (113,300)
  Capital related to MHLP
    transactions...................         1,320
                                     ------------
BALANCE AT JUNE 30, 1995...........    (1,845,467)
  Net loss.........................    (6,612,113)
  Issuance of common stock purchase
    warrants for services (Note
    13)............................       370,000
  Issuance of Class B Common
    Stock..........................       594,000
  Series A Preferred Stock dividend
    accretion......................      (325,005)
  Series B Preferred Stock dividend
    accretion......................      (227,526)
  Capital related to MHLP
    transactions...................     1,360,260
  Increase in value of Redeemable
    Class A Common Stock (Note
    11)............................    (2,392,000)
                                     ------------
BALANCE AT JUNE 30, 1996...........    (9,077,851)
  Net loss.........................   (14,800,050)
  Series A Preferred Stock dividend
    accretion......................      (325,000)
  Series B Preferred Stock dividend
    accretion......................      (390,044)
  Series C Preferred Stock dividend
    accretion......................      (590,976)
  Amortization of Preferred Stock
    issuance costs.................       (76,063)
  Issuance of Class A Common
    Stock..........................        70,000
  Issuance of Class B Common
    Stock..........................     1,730,170
  Capital related to MHLP
    transactions...................       717,010
  Effect of obtaining insurance for
    the Redeemable Class A Common
    Stock..........................     2,400,000
  Issuance of common stock purchase
    warrants for services (Note
    13)............................       672,500
  Issuance of common stock options
    (Note 12)......................            --
  Amortization of deferred
    compensation (Note 12).........       128,125
                                     ------------
BALANCE AT JUNE 30, 1997...........  $(19,542,179)
                                     ------------
                                     ------------

---------------
(1) All share amounts have been restated to give effect to a two-for-one stock split.

(2) Classified as Redeemable Class A Common Stock as of June 30, 1995 and 1996--See Note 11.

  The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1995, 1996 AND 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     Doctors Health, Inc., a Maryland corporation, and its subsidiaries (collectively "the Company") is a managed care and medical management company which conducts its business through a network consisting of primary care physicians ("PCPs"), specialist physicians, hospitals and other providers of medical care (the "Network"). The Company was incorporated in June 1994 and commenced operations on February 24, 1995. Effective July 15, 1997 the Company changed its name from Doctors Health System, Inc. to Doctors Health, Inc. (See
Note 19). As a managed care company, the Company negotiates and enters into global capitation contracts, pursuant to which (i) payors pay the Company a fixed amount per month based on the number of enrollees who have selected a PCP in the Network and (ii) the Company pays the health care providers within the Network, or those having other contractual arrangements with the Company for providing the required medical care. In addition, the Company, directly and through wholly-owned subsidiaries, acquires certain assets of and operates physician practices under long-term physician service agreements ("PSO Agreements") with affiliated core medical groups ("CMGs") that practice exclusively through such physician practices.

     The Company provides administrative and technical support for professional services rendered by the CMGs under service agreements. Under the PSO Agreements, the Company is reimbursed for all care center expenses, as defined in the agreement, and participates at varying levels in the excess of net physician revenue over care center expenses.

     The Company conducts its operations through the following wholly-owned and majority owned subsidiaries and CMGs under long-term PSO Agreements:

SUBSIDIARIES                                                                          PERCENTAGE OWNED
-----------------------------------------------------------------------------------   ----------------
Doctors Health Primary Care IPA, Inc.                                                       100.0%
  (inactive during 1995 and 1996)..................................................
Doctors Health--Medalie Equipment                                                           100.0%
  Corporation (incorporated in 1996)...............................................
Mishner Newco, Inc. (incorporated in January 1996).................................         100.0%
Williams Newco, Inc. (incorporated in May 1996)....................................         100.0%
WomanCare IPA, Inc. (incorporated in March 1997)...................................          99.0%
PCPA Newco, Inc. (incorporated in February 1996)...................................         100.0%
Doctors Health of Virginia, Inc. (incorporated November 1996 in Va.)...............         100.0%
Montgomery Newco, Inc. (incorporated September 1996)...............................         100.0%
Medicap, Inc. (incorporated January 1997)..........................................         100.0%


AFFILIATES
-----------------------------------------------------------------------------------
Anne Arundel Medical Group, LLC (Anne Arundel Medical, formed in December 1996)
Baltimore Medical Group, LLC (Baltimore Medical, formed in February 1995)
Carroll Medical Group, LLC (Carroll Medical, formed in November 1995)
Cumberland Valley Medical Group, LLC (Cumberland Valley Medical, formed in May 1996)
Doctors Health Montgomery, LLC (Doctors Health Montgomery, formed January 1996)

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Basis of Presentation/Principles of Consolidation

     The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     Net Revenue Recognition

     The Company's net revenues represent contractual management and similar fees earned under its long-term PSO Agreements with CMGs. Under the PSO Agreements, the Company is contractually responsible and at risk for the operating costs of the CMGs, with the exception of amounts retained by physicians. The Company's net revenues include the reimbursement of all medical practice operating costs and the contractual management fees due as defined and stipulated in the PSO Agreements. Contractual fees are recognized when collection is probable (see Note 3). During the period ended June 30, 1995 and the years ended June 30, 1996 and 1997, the Company recorded contractual management fees of $73,800, $141,213 and $402,025, respectively.

     Capitation Revenue and Medical Services Expense Recognition

     As of June 30, 1997, the Company has three global capitated contracts and five gatekeeper capitation contracts with seven health maintenance organizations
(HMOs). Under the contracts, the Company receives monthly capitation fees based on the number of enrollees electing any one of the Company's affiliated PCPs. The capitation revenue under these contracts is prepaid monthly based on the number of enrollees and is recognized as capitation revenue during the month services are provided to the enrollees. During the year ended June 30, 1996, approximately $382,000 and $307,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the year ended June 30, 1997, approximately $9,253,000 and $1,542,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the period ended June 30, 1995, the Company had no global or gatekeeper capitation contracts. The gatekeeper capitation contracts represent PCP capitation and the Company records no profit margin on these contracts.

     The Company's commercial capitation contract also includes a provision whereby the Company can earn incentive revenue or incur medical services expenses based upon the enrollees' utilization of hospital services. Estimated amounts receivable or payable from the HMO are recorded based upon actual hospital and other institutional utilization and associated costs incurred by assigned HMO enrollees, compared to the portion of the commercial capitation fees allocated for institutional care. Differences between actual contract settlements and estimated receivables or payables relating to the arrangement are recorded in the year of settlement. Included in accrued medical services as of June 30, 1996 and 1997 is approximately $68,000 and $180,000, respectively, of estimated amounts due to the HMO under this arrangement. Also, as of June 30, 1996 and 1997, the Company has included in accrued medical services a provision of approximately $77,000 and $146,000 which represents an estimate of the loss to be incurred over the remaining term of the commercial capitation contract.

     Under the Company's two Medicare global capitation contracts, the Company has assumed responsibility for managing and paying for substantially all of the medical care for the respective payors' enrollees. Consequently, the Company does not perform an institutional incentive settlement with the HMO's under the two Medicare contracts.

     The Company is responsible for some or all of the medical services provided by its affiliated physicians and other providers to which it refers patients who are covered under global capitated contracts. The cost of medical services is recognized in the period in which the care is provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical services is calculated by pricing the open authorizations for medical services from the Company's medical management system as well as projecting the associated costs using historical studies of claims paid and actuarial assistance. Estimates are continually monitored and reviewed and, as settlements are made or estimates are adjusted, differences are reflected in current operations. As of June 30, 1996 and 1997, approximately $405,000 and $4,975,000, respectively, was recorded as accrued medical services for incurred but not reported services.

     The Company purchases reinsurance from independent insurance companies which limits the amount of risk it ultimately bears by providing reimbursement payments once medical services provided to an individual enrollee exceed an agreed-upon amount. Under the commercial capitation contract, the Company is insured for 90% of all medical services expense over $5,000 per enrollee per year. Under the Medicare global capitation contracts, the Company is insured for 90% of all physician and hospital medical services expense over $5,000 and $75,000, respectively, per enrollee per year. During

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
the years ended June 30, 1996 and 1997, the Company recorded approximately $23,000 and $173,000, respectively, as reinsurance recoveries. Estimates of reinsurance receivables as of June 30, 1996 and 1997 under these arrangements were approximately $23,000 and $102,000, respectively.

     Significant Sources of Capitation Revenue

     During the year ended June 30, 1997, the Company obtained 52.0% and 48.0% of the $9,253,000 of global capitation revenue from two private insurers under the three global capitated contracts ($7,653,000 related to Medicare enrollees and $1,600,000 related to commercial enrollees). During the year ended June 30, 1996, the Company obtained 100% of the $382,000 of global capitation revenue from one private insurer.

     Cash and Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 1997, $680,000 of cash and cash equivalents were restricted for the payment of medical claims under contractual obligations included in the Company's managed care contracts. As of June 30, 1996, there were no restricted cash and cash equivalents.

     Accounts Receivable

     Accounts receivable principally represent receivables from third party payors and patients for patient medical services provided by affiliated CMGs. The accounts receivable have been assigned to the Company under the terms of the PSO agreements. Such amounts are recorded net of contractual allowances and estimated bad debts.

     Accounts Receivable--Affiliates

     Accounts receivable--affiliates include amounts due from the CMGs for Medicare and Medicaid services provided in respect of which the Company has legal rights to the proceeds.

     Medical Supplies

     The Company expenses the cost of routine medical and laboratory supplies when purchased.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, ranging from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes and accelerated methods are used for tax purposes.

     Deferred Charges and Intangible Assets

     Deferred charges include deferred loan acquisition costs and organization costs. These costs are being amortized to operations using the straight-line basis over the term of the loan (25 months) and five years, respectively.

     As a result of the Company's acquisitions of certain practice assets and affiliations with CMGs, the Company acquires and reports intangible assets. These assets consist principally of long-term management agreements between the Company and the CMGs. The Company evaluates on an ongoing basis the period of amortization of the intangibles and determines if the value of the underlying assets has been impaired (see Note 14). Since events and circumstances surrounding the acquisition will change over time, there can be no assurance that the value of the intangibles will be realized by the Company. At June 30, 1996 and 1997, the recorded intangibles acquired were not considered to be impaired. The Company's policy is to amortize the intangibles over a 10 to 40 year period. These agreements are being amortized over 20 years. Amortization expense for the period ended June 30, 1995 and the years ended June 30, 1996 and 1997 was $9,949, $202,697 and $745,604, respectively.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     Income Taxes

     The Company is a corporation subject to federal and state income taxes. The Company's year-end for tax reporting purposes is December 31. Deferred income taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for financial accounting and income tax purposes. Currently, these temporary differences relate primarily to net operating loss carryforwards, the accrued medical services liability, and depreciation differences. Future use of the net operating loss carryforwards by the Company may be limited due to certain changes in control as provided for in the Internal Revenue Code.

     Use of Estimates

     In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Operating Losses and Liquidity

     The business description in Note 1 discusses the current nature of the Company's operations. Until there are an adequate number of capitated patients in the Company's global capitated contracts, the Company expects to incur operating losses and experience negative operating cash flows. The Company believes that its cash on hand at June 30, 1997, and the $18,913,000 received on July 15, 1997 as outlined in Note 19, will be sufficient to meet the Company's working capital needs through June 30, 1998. However, in the event that the Company has not attracted an adequate number of capitated patients in global capitated contracts in order to offset operating expenses or maintain favorable terms under such contracts, the Company's operations and liquidity would be adversely affected.

     Stock Options and Warrants

     The Company uses the Black-Scholes model to value all warrants and options issued (see Note 12).

     Newly Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FASB") No. 128, "Earnings Per Share" ("SFAS 128"), which requires that entities with complex capital structures, such as the Company, disclose both basic and diluted earnings per share. The Company is required to adopt this standard during the quarter ended December 31, 1997. Due to the Company's operating losses, implementation of the standard will not have a material impact on the Company's earnings per share disclosed in the accompanying consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt SFAS 130 in the fiscal year beginning July 1, 1998 and has not determined the impact of adoption.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements. The Company plans to adopt SFAS 131 in the fiscal year beginning July 1, 1998 and has not determined the impact of adoption.

     The Emerging Issues Task Force of the FASB is currently evaluating certain matters relating to the physician practice management industry, which the Company expects will include a review of the consolidation of professional corporation revenues and the accounting for business combinations. The Company is unable to predict the impact, if any, that this review may have on the Company's accounting methods.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

NOTE 2--ACQUISITIONS OF CERTAIN ASSETS OF PHYSICIAN GROUPS

     During the years ended June 30, 1996 and 1997, the Company acquired certain operating assets and assumed certain operating liabilities of physician groups located in Maryland and Virginia. The purchase price has been allocated to the assets acquired based on the estimated fair values at the dates of acquisition and the consideration related to long-term management agreements.

     The estimated fair value of assets acquired, liabilities assumed and consideration paid are summarized as follows:

                                                                 YEAR ENDED    YEAR ENDED
                                                                  JUNE 30,      JUNE 30,
ASSETS ACQUIRED, NET:                                               1996          1997
--------------------------------------------------------------   ----------    ----------
Accounts receivable, net......................................   $1,384,200    $  919,638
Property and equipment, net...................................      138,188       167,442
Management service agreements.................................    2,447,107     4,398,005
Other assets..................................................        6,892            --
                                                                 ----------    ----------
                                                                 $3,976,387    $5,485,085
                                                                 ----------    ----------
                                                                 ----------    ----------


CONSIDERATION:
--------------------------------------------------------------
Cash..........................................................   $  289,581    $1,836,155
Notes payable and liabilities assumed.........................    1,732,546     1,131,750
Fair value of common stock interests issued...................    1,954,260     2,517,180
                                                                 ----------    ----------
                                                                 $3,976,387    $5,485,085
                                                                 ----------    ----------
                                                                 ----------    ----------

     On February 24, 1995 the Company issued 2,200,000 shares of Class B Common Stock to MHLP (Medical Holdings Limited Partnership--a Maryland limited partnership formed to hold the stock). These shares were in consideration of current and future affiliations of physicians to the CMGs and an expansion of the physician base encompassed by the PSO Agreements. The affiliation of physicians and the purchase of their accounts receivable and fixed assets occur when the practice assets are sold to MHLP in exchange for a limited partnership interest and the assets are then conveyed to the Company. Simultaneously, the physicians enter into an employment agreement with one of the affiliated CMGs. Management believes that the underlying fair value of the PSO Agreement acquired is equal to the value of the underlying stock held by MHLP at the time of the acquisition. The percentage of limited partnership interests in MHLP that are issued are adjusted to reflect the estimated fair value of the Company's stock at the time the transaction occurs.

     Generally the contracts with individual physicians provide for a nine to twelve month period during which the parties may cancel the contract. If this option is exercised, the Company and the physician would be restored to their respective positions before the acquisition. Expenses and fees incurred for professional services in connection with acquisitions are considered part of the acquisition cost and are capitalized in the financial statements as intangibles. During 1996 and 1997, the Company capitalized costs of approximately $43,000 and $148,000 respectively, as part of the acquisitions. In the event that a physician exercises his option to leave or retire, the Company charges any unamortized intangibles associated with the acquisition to operations in the period when notice of withdrawal is received. Subsequent to June 30, 1997, all reaquisition rights had expired, except that one medical practice consisting of three physicians exercised its reaquisition rights during August 1997. The August reaquisition was deemed to have an immaterial impact on the Company.

NOTE 3--NET REVENUE

     Revenue for all CMGs is recorded at established rates reduced by allowances for doubtful accounts and contractual adjustments and amounts retained by physician groups.

     The following represent amounts included in the determination of net revenue:

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                                                                                   PERIOD FROM
                                                                                   FEBRUARY 24
                                                                                     THROUGH      YEAR ENDED      YEAR ENDED
                                                                                    JUNE 30,       JUNE 30,        JUNE 30,
                                                                                      1995           1996            1997
                                                                                   -----------    -----------    ------------
Gross physician revenue.........................................................   $ 1,760,503    $13,613,426    $ 31,354,983
  Less: Provision for contractual and other adjustments.........................      (562,024)    (5,206,105)    (12,170,819)
Gatekeeper capitated income.....................................................       146,983      1,345,207       3,384,331
                                                                                   -----------    -----------    ------------
Net physician revenue...........................................................     1,345,462      9,752,528      22,568,495
Amounts retained by affiliated core medical groups:
  Physicians....................................................................       374,761      4,016,712       9,941,388
  Ancillary employees and expenses..............................................       120,036        307,255         589,919
                                                                                   -----------    -----------    ------------
Net revenue.....................................................................   $   850,665    $ 5,428,561    $ 12,037,188
                                                                                   -----------    -----------    ------------
                                                                                   -----------    -----------    ------------

     The Company derives its net revenue from five affiliated CMGs with which it has PSO agreements. For the years ended June 30, 1996 and 1997, one of these CMGs comprised approximately 93% and 50% respectively, of the Company's net revenue.

NOTE 4--OTHER RECEIVABLES

     As of June 30, 1996 and 1997, other receivables consist of the following:

                                                                    1996          1997
                                                                 ----------    ----------
Due from HMO's under global capitation contracts..............      $    --    $  950,218
Reinsurance receivables.......................................       23,040       101,602
Other.........................................................       41,211       118,684
                                                                 ----------    ----------
                                                                    $64,251    $1,170,504
                                                                 ----------    ----------
                                                                 ----------    ----------

NOTE 5--OTHER ACCRUED EXPENSES

     As of June 30, 1996 and 1997, other accrued expenses consist of the following:

                                                                    1996          1997
                                                                 ----------    ----------
Payroll and benefits..........................................   $  765,637    $1,179,534
Professional services.........................................      645,235       570,669
Other.........................................................      658,707     1,483,752
                                                                 ----------    ----------
                                                                 $2,069,579    $3,233,955
                                                                 ----------    ----------
                                                                 ----------    ----------

NOTE 6--NOTE RECEIVABLE

     As of June 30, 1996, the Company had a note receivable that resulted from an advance to a medical practice from which the Company had a binding letter of intent to acquire certain assets for the approximate value of a portion of the practice's net realizable accounts receivable. The note was issued by the medical practice to the Company to secure the Company's right to repayment of such advance in the event that the Company did not complete the acquisition of certain assets of the medical practice. Interest on the note was calculated based on the prime rate (8.25% as of June 30, 1996). The transaction was consummated on December 4, 1996, the note receivable was canceled and the advance plus accrued interest was treated as part of the consideration paid.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

NOTE 7--PROPERTY AND EQUIPMENT

     Property and equipment, at cost, as of June 30, 1996 and 1997 is summarized as follows:

                                                                    1996          1997
                                                                 ----------    ----------
Furniture and fixtures........................................   $  976,430    $1,662,412
Computer equipment............................................    1,156,829     1,680,674
Computer software.............................................      265,259     1,080,754
Medical equipment.............................................       57,507       195,888
Leasehold improvements........................................      279,957       601,355
                                                                 ----------    ----------
                                                                  2,735,982     5,221,083
Less accumulated depreciation and amortization................      250,435     1,015,551
                                                                 ----------    ----------
Property and equipment, net...................................   $2,485,547    $4,205,532
                                                                 ----------    ----------
                                                                 ----------    ----------

     Depreciation expense for the period ended June 30, 1995, and the years ended June 30, 1996 and 1997 was $17,559, $232,876 and $767,168, respectively.

NOTE 8--NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     Notes payable at June 30, 1996 and 1997 are as follows:

                                                                   1996          1997
                                                                ----------    -----------
Notes payable................................................   $3,703,915    $11,470,210
Notes payable and purchase obligations--related parties......    2,077,364      2,659,456
Capital lease obligations....................................      422,658             --
                                                                ----------    -----------
                                                                 6,203,937     14,129,666
Less: Current maturities of notes payable....................      303,915      6,007,589
     Current maturities of capital lease obligations.........      101,985             --
                                                                ----------    -----------
                                                                $5,798,037    $ 8,122,077
                                                                ----------    -----------
                                                                ----------    -----------

     As of June 30, 1997, future principal payments of notes payable and long-term obligations are as follows:

1998.......................................................................   $  6,007,589
1999.......................................................................      5,436,193
2000.......................................................................         53,163
2001.......................................................................         14,066
2002.......................................................................        706,611
2003 and thereafter........................................................      1,912,044
                                                                              ------------
                                                                              $ 14,129,666
                                                                              ------------
                                                                              ------------

     In December 1995, the Company entered into a loan agreement with NationsBank, N.A. (the "NationsBank Credit Facility"), under which the Company may request advances up to a maximum of $4 million. Interest on advances is payable monthly and is calculated based on the bank's prime rate, unless the Company designates a portion of the advances to be subject to the Eurodollar rate plus .75% (effective rate of 6.20% and 6.56% at June 30, 1996 and 1997). All advances are due at December 31, 1997. The Company has outstanding advances under this agreement of $3,400,000 and $4,000,000 at June 30, 1996 and 1997, respectively. The bank has the right to offset the Company's demand deposit accounts with the bank against any past due amounts, which expires on December 31, 1997. While it is the Company's intent to refinance this note payable on or before December 31, 1997, as of June 30, 1997 the $4,000,000 has been presented as a current liability.

     The NationsBank Credit Facility is guaranteed by the holder of the Company's Series B Preferred Stock (see Note 19). The guarantee, which expires on December 31, 1997, is collateralized by a security interest in all receivables and the PSO Agreements between the Company and all the CMG's. The guarantee agreement also provides for certain restrictions on the Company, including limitations on incurring additional debt and reduction of amounts due from the Series A Preferred

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

Stockholder. As consideration for the guarantee, the Company issued warrants valued at $370,000 for the purchase of its common stock (see Note 13). As of June 30, 1997, the Company was in compliance with the guarantee agreement.

     On August 15, 1996, the Company borrowed approximately $983,000 under a bridge loan facility (the "Bridge Loan Facility") with First National Bank of Maryland, N.A. The Bridge Loan Facility was repaid on January 13, 1997.

     On May 14, 1997, the Company borrowed $2,000,000 from HBO & Company ("HBOC"), the Company's current information system vendor, and issued a subordinated promissory note to HBOC in the principal amount of $2,000,000 (the "Note"). The Note is payable in full on May 14, 1998 and is included in current portion of notes payable. In connection with this transaction, the Company issued warrants to purchase 60,000 shares of the Company's common stock at $15.00 per share. Utilizing a fair market value of the Company's common stock of $7.00 per share the value of the warrants was recorded as a $120,000 discount on the note payable which will approximate an interest rate of 6% over the 1 year term of the loan.

     On January 31, 1997, the Company and the Series C Preferred Stockholder entered into a Note Purchase Agreement pursuant to which the Series C Preferred Stockholder established a $5,000,000 credit facility for the Company. The Company issued a Convertible Subordinated 11% Promissory Note ("Subordinated Debt Facility") to the Series C Preferred Stockholder. On January 31, 1997, the Series C Preferred Stockholder advanced the sum of $2,800,000 pursuant to the Subordinated Debt Facility. On April 23, 1997 and June 30, 1997, the Company received additional advances of $525,000 and $1,675,000, respectively. As of June 30, 1997, the entire $5,000,000 is outstanding in long-term notes payable. Interest shall be payable at maturity in shares of Series C Preferred Stock at the rate of $14.00 per share. The Subordinated Debt Facility matures on January 31, 1999 or upon the earlier of a change in control or initial public offering. The Subordinated Debt Facility is now convertible into shares of Convertible Series C Preferred Stock.

     On January 31, 1997, the Company issued to the Series C Preferred Stockholder warrants to purchase 250,000 shares of Class A Common stock at $14.00 per share in consideration of the Series C Preferred Stockholder's efforts to assist the Company in securing additional financing for the Company. The value of the warrant was recorded as a $552,000 deferred cost at June 30, 1997. Subsequent to June 30, 1997, the Company reclassified this amount as a reduction of the Series D Redeemable Convertible Preferred Stock (see Note 19).

     In connection with the acquisitions of certain assets of medical practices and other transactions, the Company is obligated on short-term notes payable to physicians and others aggregating approximately $304,000 and $320,000 at June 30, 1996 and 1997, respectively.

     The Company is also obligated on notes payable to various physicians, who are members of either Baltimore Medical, Carroll Medical, Cumberland Valley Medical, or Doctors Health Montgomery in connection with the original purchase of the accounts receivable from the physicians' former practices. The notes bear interest at rates ranging from 6.25% to 10.00% and the notes mature at the earlier of seven years from the date of closing or any of the following events:
(i) termination of the respective Professional Services Employment Agreements,
(ii) a liquidating distribution to the stockholders of the Company, (iii) combination, consolidation or merger where the Company is not the survivor, (iv) disposal of substantially all of the Company' assets, or (v) a public offering with a certain cash issuance amount to the Company. The notes may be reduced or adjusted based on receivable collections and may be prepaid without penalty. The Company does not expect to conclude any of the events (i) through (v) above before June 30, 1998. Accordingly, these notes have been classified as long-term obligations.

NOTE 9--COMMITMENTS AND CONTINGENCIES

     Legal

     The Company is party to certain legal actions arising in the ordinary course of business. In the opinion of the Company's management, liability, if any, under these claims will not have a material effect on the Company's financial position or results of operations.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     Malpractice Coverage

     The Company and its affiliated CMGs have purchased a claims-made policy with coverage limits of $1 million per medical professional per incident and $3 million annual aggregate per medical professional. This policy expires on January 1, 1998 and it is management's intention to obtain renewal coverage. The Company has obtained retroactive coverage for affiliated physicians that were not previously covered by the current carrier (prior to the physician's affiliation with the Company). Management believes that losses and costs related to unknown incidents not provided for, if any, would not be material to the financial position, liquidity or results of operations of the Company.

     Pursuant to an agreement dated December 1, 1995, the prior written approval of the Series B Preferred Stockholder is required in connection with decisions regarding medical malpractice coverage for the Company, participating physicians and affiliated entities. Such decisions include, but are not limited to, the selection of the underwriter, the form of the insurance policy and the premium payment provisions. The Company must make certain payments to the Series B Preferred Stockholder if the required approval is not obtained: the Series B Preferred Stockholder could require the Company to pay it $400,000 and to redeem all or a portion of the Series B Preferred Stock at the price equal to the greater of the fair market value per share or the sum of the issue price per share and all accumulated and unpaid interest and dividends. The Series B Preferred Stockholder agrees to provide medical malpractice coverage to the Company for premiums consistent with its rates as approved by the Maryland Insurance Administration. In addition, the Series B Preferred Stockholder will consider alternative insurance programs to meet the Company's special needs and will request the necessary approvals for such alternative programs from the Maryland Insurance Administration. This agreement terminates upon the earlier of a change in control of the Company or termination of the loan guarantee provided by the Series B Preferred Stockholder.

     Employee Benefit Plans

     Effective January 1, 1996, the Company adopted a 401(k) Plan (the "Plan") covering all its employees. Subject to certain limitations, participants may elect to defer a portion of their compensation as contributions to the Plan. The Company will make matching contributions of 50% of each participant's contribution up to six percent of the participant's salary. Participants vest in the Company's contributions at the rate of 20% per year beginning in fiscal 1997. Company matching contributions of approximately $110,000 and $244,000, were expensed in fiscal 1996 and 1997, respectively.

     Effective February 1, 1996, the Company adopted a Flexible Benefits Plan covering all full-time employees. Subject to certain limitations, the Company may make "non-elective contributions" on behalf of employees and employees may elect to defer a portion of their compensation as "flexible pay contributions" to pay for certain covered expenses.

     Operating Leases

     The Company conducts its operations at leased facilities and leases office equipment under noncancelable operating leases. Certain of the leased facilities are owned by physicians who have membership interests in affiliates. Amounts paid to the related parties approximated $8,700, $14,500, and $317,000 in 1995, 1996 and 1997, respectively. The operating leases have initial terms that expire at various times through 2008 and, generally, provide for renewal for various periods at stipulated rates. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy costs applicable to leased premises. Total rent expense for all operating leases approximated $74,000, $454,000 and $2,224,000 for 1995, 1996 and 1997, respectively. Minimum rental commitments, excluding sublease income, under operating leases as of June 30, 1997, with existing or renewable terms greater than one year are as follows (the Company has approximately $371,000 of minimum rental commitments due in 1998 to related parties):

1998........................................................................   $ 1,301,168
1999........................................................................     1,288,620
2000........................................................................     1,090,650
2001........................................................................       940,930
2002........................................................................       445,155
2003 and thereafter.........................................................     1,146,674
                                                                               -----------
                                                                               $ 6,213,197
                                                                               -----------
                                                                               -----------

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     Cash and Cash Equivalents

     The Company maintains its cash balances in three financial institutions in Maryland. At times the cash balances may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Employment Agreements

     The Company has entered into employment agreements with certain of its management employees, which include, among other terms, noncompetition provisions and salary and benefits continuation.

     Commitments to Affiliated CMGs

     Under the terms of certain of its PSO agreements, the Company is committed to provide minimum guarantees of certain affiliated physician salaries based on a defined formula.

     Loan Guarantee

     In connection with the purchase of certain assets of a physician's practice, the Company has agreed to guarantee a loan, beginning in October 1997, that has an outstanding balance of approximately $1,100,000 as of June 30, 1997. The underlying loan matures during August 2001. Management does not believe it is probable that the Company will have to fund the guarantee.

NOTE 10--REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Company is authorized to issue 6.50% cumulative Series A shares, 9.75% cumulative Series B shares and 8.00% cumulative Series C shares of redeemable convertible preferred stock at June 30, 1997.

     Preferred Stock Conversion and Redemption Rights

     Series A and B Redeemable Convertible Preferred Stock ("Series A and Series B Preferred Stock") are convertible to Class C Common on a share for share basis at the holder's option, at any time before February 25, 2000. Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock") is convertible to Class C Common on a share for share basis at the holder's option, at any time. In addition, the Preferred Stock is automatically converted to Class C Common Stock on a share for share basis upon the occurrence of certain events, including a public offering of the Company's stock. Only the fully-paid shares are subject to conversion.

     Between March 1 and June 1, 2000, the Series A and Series B Preferred Stockholders have the right to require the Company to redeem all of their shares at the greater of fair value (as determined by an independent appraiser selected jointly by the parties) or the issuance price plus unpaid dividends and interest thereon. Upon expiration of these rights, and if the shares are not otherwise converted to Class C Common Stock, the Company has the right to redeem the outstanding shares of Series A Preferred Stock at the issuance price plus unpaid dividends and interest thereon. It may also redeem the Series B Preferred Stock on the same terms that the holders could require the Company to pay on a requested redemption by the holders.

     In addition, upon the occurrence of certain events, the Series A, Series B and Series C Preferred Stockholders have the right to require the Company, and the Company has the right, to redeem all of the respective preferred shares then held. In the event of any non-compliance (as defined), the Preferred Stock is mandatorily redeemable. If the Company decides to take certain actions without the approval of the Series A, Series B, and Series C Preferred Stockholders then the Preferred Stockholders have the right to require the Company to redeem all of their outstanding shares. In the foregoing instances, the redemption price is the greater of fair value or the issuance price plus unpaid dividends and interest thereon. If the Company elects to enforce certain non-competition covenants with the Series B Preferred Stockholder, then the holder may require the Company to redeem the shares held for the greater of $4.8 million or par value plus unpaid dividends and interest thereon. If the Company issues Series A Junior Stock or Series B Junior Stock to holders deemed to have interests adverse to the respective Preferred Stockholder, then the holder may require the Company to redeem their shares at the greater of: (i) the

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
purchase price of the adverse junior stock on a fully diluted basis, (ii) fair value, or (iii) one and one-half (1 1/2) times the liquidation preference.

     Series A Preferred Stock Subscription Receivable

     As partial consideration for the issuance of Series A Preferred Stock, the Company received a note in the original amount of $3 million ($3 million balance outstanding at June 30, 1995 and $1.5 million outstanding at June 30, 1996 and
1997). The note bears interest at 6.5% per annum, compounded quarterly, and interest is payable only to the extent that the Company pays dividends on the Series A Preferred Stock. The parties have the right to offset like amounts of dividends and interest.

     Scheduled note payments are subject to deferral at the option of the Company until February 14, 1998, but interest continues to accrue on any unpaid balance. As of June 30, 1997 the Company elected to defer payments of $1,500,000. Upon redemption or conversion of Series A Preferred Stock, any unpaid principal on the note is to be canceled in an amount equal to five dollars times the number of shares converted or redeemed. The Company has the option to require payment of any outstanding principal and interest on February 14, 1998, or the Company may elect to redeem the outstanding Series A Preferred Stock and cancel the remaining principal and interest.

     Preferred Stock Dividends

     Series A Redeemable Convertible Preferred Stock accrues dividends quarterly at the rate of thirty-two and one half cents ($0.325) per share per annum beginning on February 24, 1995. Unpaid dividends accrue interest at the rate of 6.5% per annum, compounded quarterly, and may be offset by the Company against any unpaid interest that is owed by the holders of the Series A Redeemable Convertible Preferred Stock under the related note receivable.

     Series B Redeemable Convertible Preferred Stock accrues dividends quarterly at the rate of one dollar and nine and seven tenths cents ($1.097) per share per annum beginning December 1, 1995. Unpaid dividends accrue interest at the rate of 9.75% per annum, compounded quarterly.

     Series C Redeemable Convertible Preferred Stock accrues dividends quarterly at the rate of one dollar and forty cents ($1.40) per share per annum beginning September 4, 1996 with respect to 428,751 shares and beginning January 2, 1997 with respect to 142,857 shares. Unpaid dividends accrue interest at the rate of 8% per annum, compounded quarterly.

     Until April 1, 2000, payment of dividends on Series A Preferred Stock and Series B Preferred Stock are only permitted in the event of redemption, conversion or liquidation, and, in any event, dividends on Series B Preferred Stock may only be paid after all dividends and interest on the Series A Preferred Stock have been satisfied. Beginning April 1, 2000, dividends on Series A Preferred Stock and Series B Preferred Stock will accrue at a rate equal to the prime rate plus 100 basis points.

     Payment of dividends on Series C Preferred Stock is permitted only in the event of redemption, conversion or liquidation and, in any event, dividends on Series C Preferred Stock may only be paid after dividends and interest on the Series A and Series B Preferred Stock. If not paid when due, such dividends on Series C Preferred Stock accrue interest at a rate equal to the prime rate plus 100 basis points.

     Cumulative Series A, B and C Redeemable Convertible Preferred Stock accrued and undeclared dividends at June 30, 1995, 1996 and 1997 are as follows:

                                                        1995        1996         1997
                                                      --------    --------    ----------
Series A...........................................   $113,300    $438,305    $  763,305
Series B...........................................         --     227,526       617,570
Series C...........................................         --          --       590,976
                                                      --------    --------    ----------
                                                      $113,300    $665,831    $1,971,851
                                                      --------    --------    ----------
                                                      --------    --------    ----------

     Accrued dividends are reflected as an accretion in the value of the preferred stock with a corresponding reduction in stockholders' equity to reflect redemption value.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     Preferred Stock Liquidation Preferences

     Upon liquidation or dissolution of the Company, the Series A, Series B, and Series C Preferred Stockholders are entitled to receive a liquidating distribution in an amount equal to the greater of: (i) the fair value (as defined) per share of the respective series of preferred stock or (ii) the original purchase price per share of the respective stock. The distribution will be weighted taking into account all unpaid cumulative dividends and accrued interest thereon; however, the total distributable amount due to each preferred stockholder is limited to the amount of cash paid to the Company for the purchase of the respective shares. No distribution will be paid to the Series B Preferred Stockholder until all amounts due to the Series A Preferred Stockholder have been fully paid. Also, no distribution will be paid to the Series C Preferred Stockholder until all amounts due to the Series A and Series B Preferred Stockholders have been fully paid. Subsequent to June 30, 1997 (see
Note 19), the liquidation preferences carried by the Series A, Series B and Series C Preferred Stock were revised.

NOTE 11--STOCKHOLDERS' EQUITY

     Substantially all of the Company stockholders are parties to an agreement dated September 4, 1996 that restricts transfer of the Company's Common stock. The agreement terminates upon occurrence of certain specified events, including a public offering of the Company's Common stock. Under the terms of the Stockholders' Agreement, the Company may be required to purchase shares of the Company's capital stock in certain circumstances, such as: (i) Class A Common Stock owned by management stockholders, in the event of their death or disability if other management stockholders do not exercise their rights to acquire the shares offered, in which case the Company is required to purchase all of the offered shares at fair value (as agreed to by the parties or as determined by an independent appraisal); (ii) Class A Common Stock purchased by certain stockholders after December 1, 1995, if their employment is terminated, in which case the Company is required to purchase these shares at fair value (as agreed to by the parties or as determined by an independent appraisal); (iii) Class A Common Stock owned by other management stockholders if their employment is terminated and the remaining management stockholders do not exercise their rights to acquire the shares offered. In this case if termination is without cause, the purchase price is based on fair value (as agreed to by the parties or as determined by an independent appraisal). If termination is with cause, then the purchase price is the lesser of $1.00 per share or the original issuance cost of the shares. At June 30, 1996 and 1997, 800,000 shares of Class A Common Stock were subject to such repurchase requirement. Based on the current fair value of the Company's stock, the repurchase obligation for 800,000 shares in the event of death or disability to all three Class A Common Stockholders would be approximately $5,600,000 at June 30, 1997. If the Company is required to purchase shares of the management stockholder under the foregoing circumstances, then all accrued dividends due to Series A, B and C Preferred Stockholders must first be paid; (iv) All classes of capital stock--upon the occurrence of an involuntary transfer involving any of its outstanding capital stock, the Company has the right of first refusal to purchase the offered shares at fair value (as agreed to by the parties or as determined by an independent appraisal).

     As noted above, under the terms of the Stockholders' Agreement with three founding stockholders (who are also officers and directors of the Company), the Company may be required to purchase shares of the Company's Class A Common Stock in certain circumstances including death or disability. As of June 30, 1996, the Company had obtained insurance to cover the purchase of the capital stock in the event of death. On December 20, 1996, the Company obtained insurance to cover the purchase of the capital stock in the event of a disability. By agreement dated February 1, 1997, one of the founding shareholders agreed to waive the repurchase requirement with respect to any disability not covered by insurance. As of February 17, 1997, the disability portion of the insurance lapsed with respect to the founding shareholder who had waived the repurchase requirement. Under each of the above policies, the Company has obtained insurance that is in excess of the estimated fair value of its Class A Common Stock. The Company has presented the common stock that is redeemable based on events outside the Company's control (i.e. a disability) as Redeemable Class A Common Stock in the accompanying Balance Sheet as of June 30, 1996. As a result of the coverage provided by the life and disability policies described above and the waiver of certain stock repurchase rights described above, as of June 30, 1997 there are no circumstances in which a redemption event would result in a decrease in the Company's stockholders' equity. Accordingly, the Company has presented the Class A Common Stock as stockholders' equity as of June 30, 1997. The Company intends to maintain insurance at levels sufficient to finance its redemption obligations. The terms of the stock purchase agreement terminate in the event of an initial public offering or a change in control of the Company as defined in the Stockholders' Agreement.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     During the year ended June 30, 1997, the Company issued 10,000 shares of Class A common stock to Noah Investments in connection with the acquisition of a long-term care management company, which had no operations during the year ended June 30, 1997.

     All classes of Common Stock have the same preferences, rights and voting powers. A portion of the Class A Common Stock is reserved for issuance upon exercise of warrants, and a portion of the Class C Common Stock is reserved for issuance to the holders of Series A, B and C Preferred Stock upon conversion of those shares of stock.

NOTE 12--STOCK OPTIONS

     The Company has an Omnibus Stock Plan which is accounted for under Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations (as allowed by SFAS No. 123) with respect to employee transactions. Transactions with non-employees are accounted for at fair value at the date of grant. The Omnibus Stock Plan permits the Company to grant incentive and non-qualified stock options, stock appreciation rights ("SARs") and restricted or unrestricted share awards to directors, officers, employees and other key contributors to the Company. SARs entitle the optionee to surrender unexercised stock options for cash or stock equal to the excess of the fair value of the surrendered shares over the option value of such shares. The Omnibus Stock Plan is administered by a committee (the "Committee") appointed by the Company's Board of Directors. Subject to adjustment as provided in the Omnibus Stock Plan, the aggregate number of shares of the Company Common Stock which may be awarded is limited to 6,175,000. Shares under any grants that expire unexercised are available for future grant.

     The exercise price and exercise period for stock options is determined by the Committee, provided that the exercise period may not exceed ten years from the grant date and the exercise price for incentive stock options may not be less than 100% of the fair value of the shares on the date the option is granted. Incentive stock options are granted only to employees of the Company.

     During the year ended June 30, 1996, the Company granted incentive stock options, to purchase Class A Common Stock, to eleven employees for a total of 218,380 shares at the exercise price of $0.01 per share, the estimated fair value of the shares at the date of grant based on the financial position and liquidity of the Company and the limited marketability of the shares. The options become exercisable on various dates ranging from April 1, 1996 through April 1, 2000. Upon exercise, 68,832 shares will be fully vested and nonforfeitable; the remainder vest ratably over four years. Options may expire or become exercisable, and shares issued may be fully vested, at earlier dates upon occurrence of certain specified events, including a change in control of the Company or the employee's death, disability, retirement, or termination without cause. Also, in May 1996, the Company granted incentive stock options to purchase Class A Common Stock for 70,000 shares with an exercise price of $11.00 per share to an employee.

     During the year ended June 30, 1997, the Company granted incentive stock options to purchase Class A Common Stock to employees for a total of 155,250 shares at the exercise price of $15.00 per share, which was deemed to be in excess of management's estimate of the fair value of the Company's Common Stock at the date of grant. The options become exercisable on various dates ranging from October 1, 1997 through November 7, 2001. The options vest over a five-year period from the date of issuance. During 1996 and 1997, employees forfeited 20,050 and 10,000 Class A Common Stock options, respectively.

     During the year ended June 30, 1996, the Company granted non-qualified stock options to purchase Class A Common Stock to three employees for a total of 12,500 shares at the exercise price of $0.01 per share. The options became exercisable on December 21, 1996. Upon exercise, 5,000 shares issued will be fully vested and nonforfeitable; the remainder vest ratably over four years. Options may expire or become exercisable, and shares issued may be fully vested, at earlier dates upon occurrence of certain specified events, including a change in control of the Company or the employee's death, disability, retirement, or termination without cause. The Company is recognizing compensation expense as the shares vest based upon the option price and the fair value of the Company's Common Stock at the date of grant. The fair value of the common stock at the time of grant in December 1995, $3.00 per share, was based in part on a discounted value of the per share price of the Company's Series B Redeemable Convertible Preferred Stock.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     During the year ended June 30, 1997, the Company granted non-qualified stock options to purchase Class A Common Stock to employees for a total of 118,250 shares at the exercise price of $.01 per share. The options become exercisable on various dates ranging from October 1, 1997 through November 7, 2001. The options vest on the fifth anniversary of the issuance date or over a five-year period from the date of issuance. The Company is recognizing compensation expense as the options vest based upon the option price and the fair value of the Company's Common Stock at the date of grant. The fair value of the common stock at the time of the grants was $3.00 and $7.00 per share. The fair value was based in part on a discounted value of the per share price of the Company's Series B and C Redeemable Convertible Preferred Stock. The Company also granted stock options to a non-employee for a total of 10,000 shares at the exercise price of $18.75 per share. The fair value of the options was deemed immaterial by management at the date of grant.

     During the year ended June 30, 1996, the Company granted a non-qualified stock option to purchase 5,000 shares of Class B Common Stock to a physician at an exercise price of $0.01 per share, the estimated fair value of the stock at the date of grant.

     During the year ended June 30, 1997, the Company granted non-qualified stock options to purchase Class B Common Stock to physicians in connection with acquisitions for a total of 22,000 shares at the exercise price of $15.00 per share. The options are fully vested. The options are exercisable on various dates ranging from June 12, 1997 through April 1, 2000. In addition, the Company granted non-qualified options to purchase Class B Common Stock to a physician in connection with his employment for a total of 33,000 shares at the exercise price of $.01 per share. The options vest fully on March 25, 2002. The Company is recognizing compensation expense as the shares vest based upon the option price and the fair value of the Company's Common Stock at the date of grant which was $7.00 per share. Also, during the year ended June 30, 1997, the Company granted a non-qualified stock option to purchase 3,000 shares of Class B Common Stock to a physician at an exercise price of $0.01 per share.

     During the year ended June 30, 1997, the Company recorded $1,040,633 as additional paid-in capital related to the issuance of common stock options at a price less than the fair value of the common stock at the date of grant. A corresponding amount was recorded as a reduction to stockholders equity. The deferred compensation will be amortized as expense over the five year vesting period of the options. During the year ended June 30, 1997, the company recognized $128,125 as deferred compensation expense in the consolidated statement of operations. The Company recognized no compensation expense related to the issuance of stock options during the year ended June 30, 1996.

     Stock option activity during the periods indicated is as follows:

                                                                        CLASS A    CLASS B    EXERCISE PRICE
                                                                        OPTIONS    OPTIONS      PER SHARE
                                                                        -------    -------    --------------
Balance at February 24, 1995.........................................        --         --          --
  Granted............................................................        --         --          --
  Exercised..........................................................        --         --          --
  Forfeited..........................................................        --         --          --
                                                                        -------    -------
Balance at June 30, 1995.............................................        --         --          --
  Granted............................................................   300,880      5,000     $.01-$11.00
  Exercised..........................................................        --         --          --
  Forfeited..........................................................   (20,050)        --         .01
                                                                        -------    -------
Balance at June 30, 1996.............................................   280,830      5,000      .01-11.00
  Granted............................................................   283,500     58,000      .01-18.75
  Exercised..........................................................        --         --          --
  Forfeited..........................................................   (10,000)        --      .01-15.00
                                                                        -------    -------
Balance at June 30, 1997.............................................   554,330     63,000     $.01-$18.75
                                                                        -------    -------
                                                                        -------    -------

     At June 30, 1997, the weighted-average remaining contractual life of outstanding options was 8.8 years. The per share weighted-average fair value of stock options granted during the years ended June 30, 1996 and 1997 was $.26 and $4.09.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     During 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). which defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by the APB No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma footnote disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement had been applied.

     The Company has elected to account for its stock-based compensation plans in accordance with APB No. 25, under which $128,125 of compensation expense has been recognized during 1997. The Company has computed for pro forma disclosure purposes the value of all compensatory options granted during 1996 and 1997, using the Black-Scholes option pricing model as prescribed by SFAS No. 123. The following assumptions were used for grants:

                                                             1996           1997
                                                          -----------    -----------
Risk-free interest rate (range)........................   5.48%-6.38%    5.91%-6.66%
Expected dividend yield................................      0.0%           0.0%
Expected lives.........................................     5 years        5 years
Expected volatility....................................      50.0%          50.0%

     Options were assumed to be exercised upon vesting for the purposes of this calculation. Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's net loss applicable to common stock and net loss per share information reflected on the accompanying consolidated statements of operations would have been increased to the following proforma amounts:

                                                                                                  YEAR ENDED      YEAR ENDED
                                                                                                   JUNE 30,        JUNE 30,
                                                                                                     1996            1997
                                                                                                  -----------    ------------
Loss Applicable to Common Stock:
  As reported in financial statements..........................................................   $(7,164,644)   $(16,182,133)
  Proforma.....................................................................................   $(7,166,464)   $(16,219,681)

Net Loss per Share:
  As reported in financial statements..........................................................   $     (2.34)   $      (4.84)
  Proforma.....................................................................................   $     (2.34)   $      (4.85)

     The Company's stock did not actively trade during 1996 and 1997.

     Under SFAS No. 123, proforma net loss applicable to common stock reflects only options granted during the years ended June 30, 1996 and 1997. The Company granted no options prior to July 1, 1995.

NOTE 13--COMMON STOCK PURCHASE WARRANTS

     In consideration for the guarantee of a loan agreement, the Company issued on December 1, 1995 warrants to its Series B Preferred Stockholder for the purchase of 88,889 shares of the Company Class A Common Stock at $5.625 per share. The warrants expire on December 1, 2005 and are exercisable (i) if the holder does not receive notice of a change in control within thirty days after the change is effective or (ii) ninety days prior to the filing of a registration statement for a public offering that includes shares held by management stockholders. The warrants were valued at the present value of the difference between the estimated fair value of the common stock subject to the warrants and the aggregate strike price, discounted at the interest savings rate (the difference between the rate obtained on the loan agreement and the rate of interest that management believes would have been available without the guarantee). At June 30, 1996, this amount ($370,000) is reflected as additional paid-in capital and a deferred charge, which is being amortized on the interest method over 25 months (the length of the guarantee).

     On December 1, 1995, in consideration for certain consulting services, the Company issued warrants for the purchase of 24,000 shares of the Company's common stock at $11.25 per share (a price greater than management's estimate of fair value

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
at the date of grant). A value was not attributed to these warrants at the time of issue. These warrants expire December 1, 2005, and are exercisable if there is a change in control of the Company.

     On January 31, 1997, the Company issued warrants for the purchase of 250,000 shares of the Company's common stock at $14.00 per share to the Series C Preferred Stockholder in consideration for its efforts to assist in securing up to $30,000,000 in financing for the Company. Utilizing a fair market value of the Company's common stock of $7.00 per share, the Company valued the warrants at $552,000.

     As stated in Note 8, on May 14, 1997, the Company issued warrants for the purchase of 60,000 shares of the Company's common stock at $15.00 per share to HBOC in lieu of interest on a $2,000,000 note payable.

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair Value of Financial Instruments

     The carrying amounts of financial instruments included in current assets and current liabilities approximate fair values because of the short maturity of those instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Redeemable Convertible Preferred Stock and Series A Preferred Stock Subscription Receivable

     The Series A, B and C Preferred Stock are carried at issue price plus accrued dividends, and have features unique to these securities including, but not limited to, the right to appoint directors and the right to approve certain significant activities of the Company. There is no quoted market price for the Series A, B and C Preferred Stock, however, management believes that the initial recorded amounts approximate fair value.

     The carrying value of the Series A Preferred Stock subscription receivable is based on the issue price of the related Series A Preferred Stock. In December, 1995, the Company issued Series B Preferred Stock with the same rights and privileges as the Series A Preferred Stock, other than the dividend rate and related interest rate, for consideration greater than the per share value received for the Series A Preferred Stock. Since both classes of Preferred Stock are convertible to Class C Common Stock, it is not practical to determine if the related stock subscription will be realized in cash, included in the conversion to Common Stock or offset against the issued Series A Preferred Stock, thereby reducing the number of shares outstanding. Furthermore, the Company has the right to defer or cancel payment of the stock subscription receivable.

     Long-Term Obligations

     Long-term obligations-related parties were incurred by the Company when individual physicians joined the affiliated CMGs. These notes are payable upon an initial public offering of the Company's stock or a change in control as defined in the stockholders' agreement. In addition, the Company incurred a long-term obligation to the Series C Preferred Stockholder during 1997 to fund the working capital needs of the Company. The fair value of these obligations is assumed to approximate recorded value because there have not been any significant changes in circumstances since the obligations were recorded.

NOTE 15--INCOME TAXES

     The Company has accumulated net operating losses (NOL's) of approximately $18,205,000. Significant temporary differences between the determination of this loss for financial reporting and income tax purposes include depreciation, the allowance for uncollectible receivables, and certain accrued liabilities. These losses may be carried forward for 15 years and expire at various dates through 2011. Under federal tax law, certain changes in ownership of the Company, which may not be within the Company's control, may operate to limit future utilization of these carryforwards. As of June 30, 1997, based on the available information, management does not believe that it is more likely than not that the net deferred tax assets will be realized. As a result, the net deferred tax assets have been fully reserved at June 30, 1996 and 1997. Deferred tax assets (liabilities) at June 30, 1996 and 1997, consist of the following:

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                                                                  1996           1997
                                                               -----------    -----------
Tax benefit of NOL carryforward.............................   $ 2,876,000    $ 7,282,000
Depreciation and amortization...............................      (360,000)      (700,000)
Allowance for uncollectable receivables.....................       130,000        108,000
Accrued medical services....................................       236,000      1,268,000
Other accrued liabilities...................................        40,000        168,000
                                                               -----------    -----------
                                                                 2,922,000      8,126,000
Less: valuation allowance...................................    (2,922,000)    (8,126,000)
                                                               -----------    -----------
  Net deferred tax asset....................................   $        --    $        --
                                                               -----------    -----------
                                                               -----------    -----------

NOTE 16--EARNINGS PER SHARE

     The weighted average common shares outstanding presented for the period ended June 30, 1995, and the years ended June 30, 1996 and 1997 were 3,000,000, 3,063,205 and 3,345,397, respectively. Stock options and warrants have been excluded in fiscal 1995, 1996 and 1997 since their exercise would be anti-dilutive. The weighted average common shares in fiscal 1995 have been restated to reflect the two-for-one stock split in fiscal 1995. The net loss for purposes of the calculation of loss per share has been adjusted for the accretion of redeemable preferred stock dividends and issuance costs.

NOTE 17--SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                       PERIOD FROM
                                                                                       FEBRUARY 24
                                                                                       (INCEPTION)
                                                                                         THROUGH      YEAR ENDED    YEAR ENDED
                                                                                        JUNE 30,       JUNE 30,      JUNE 30,
                                                                                          1995           1996          1997
                                                                                       -----------    -----------   -----------
Cash paid for interest..............................................................    $  11,825     $   176,169   $   345,759
Cash paid for income taxes..........................................................           --              --            --

Significant supplementary noncash investing and financing information:

Liabilities assumed in connection with the purchase of medical practice assets......      184,322       1,732,546     1,131,750
Accounts receivable and other assets assumed in connection with the purchase of
  medical practice assets...........................................................      167,153       1,391,092       919,638
Cancellation of note receivable.....................................................           --              --       300,000
Assets acquired under capital leases................................................           --         600,290            --
Issuance of common stock purchase warrants for services.............................           --         370,000       672,500
Issuance of common stock options....................................................           --              --     1,040,633
Common stock issued in connection with purchase of medical practice assets..........           --       1,954,260     2,517,180
Renegotiation of capital lease......................................................           --              --       176,822

NOTE 18--RELATED PARTIES

     Amounts due under the terms of the PSO agreements between the Company and the affiliated medical groups are reflected in the Due to/from Affiliates on the consolidated balance sheet. The amounts due from the affiliates represents working capital advances, amounts due for management fees from BMG LLC related to the management of the laboratory and management fees due under the PSO agreement. The amounts due to the affiliates represent amounts due to the physicians related to the collection of accounts receivable.

     Because of the nature of the Company's arrangements with Affiliated CMGs, substantially all transactions included in Net Revenues, Medical Services Expense and Care Center Costs in the accompanying financial statements are viewed as related party transactions.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     MHLP (See Note 2) was formed on February 24, 1995 to hold the Class B Common Stock that was issued by the Company and intended to be used for the acquisition of PSO agreements by the Company. MHLP has no assets other than the Class B Common Stock of the Company and has no liabilities or operations.

     Two of the Company's executive management members and nine directors are practicing physicians with CMGs affiliated with the Company.

     During the years ended June 30, 1996 and 1997, the Company paid approximately $98,000 and $296,000 to the Series B Redeemable Convertible Preferred Stockholder for professional liability insurance on behalf of the affiliated CMGs in connection with the PSO agreement.

     The Company has entered into acquisition transactions with certain of its directors who are physicians. These transactions were entered into on commercially reasonable terms, substantially similar to the terms of its acquisition transactions with other affiliated physicians, and the consideration paid in connection with such acquisitions was based on the fair market value of the medical practice assets or services acquired:

     (a) During the year ended June 30, 1996, the Company purchased certain assets of a director of the Company, and four physician partners of the physician. The physician and his four partners received a limited partnership interest in MHLP equivalent to 167,000 shares of Class B Common Stock, valued at $3.00 per share, and a promissory note with a face value of approximately $158,000 as consideration for the acquisition. As of June 30, 1997, the physician has outstanding advances from the Company of approximately $53,000.

     (b) During the year ended June 30, 1996, the Company purchased certain assets of a director of the Company. In addition, the physician received a limited partnership interest in MHLP equivalent to 33,000 shares of Class B Common Stock, valued at $3.00 per share, approximately $34,000 in cash and a promissory note with a face value of approximately $45,000 as consideration for the acquisition. As of June 30, 1997, the physician has outstanding advances from the Company of approximately $146,000.

     (c) During the year ended June 30, 1997, the Company purchased certain assets of a director of the Company. The physician received 16,000 shares of Class B Common Stock and 1,000 options to acquire Class B Common Stock, valued at $7.00 per share, cash in the amount of $5,000 and a promissory note with a face value of approximately $38,000 as consideration for the acquisition.

     (d) During the year ended June 30, 1997, the Company purchased certain assets of a director of the Company. In connection with the acquisition, the physician's limited liability partnership, which he owns with five other physicians, received a limited partnership interest in MHLP equivalent to 63,430 shares of Class B Common Stock, an option to acquire a limited partnership interest equivalent to 20,000 shares of Class B Common Stock, exercisable at $15.00 per share, and cash for the practice's collectable accounts receivable, which will not exceed $625,000. As of June 30, 1997, the Company has recorded approximately $200,000 as a non-current receivable from the physician in connection with the purchase transaction. This amount is payable at the rate of $5,000 per month beginning in July 1998. During the year ended June 30, 1996, the Company advanced $300,000 to the physician and the practice for the purchase of the practice's accounts receivable and received a promissory note from the physician evidencing such advance. The promissory note was canceled at the closing of the acquisition. See Note 9 regarding the loan guarantee related to this practice acquisition. The Company has delegated to the physician's practice, and the practice will perform, certain practice management business functions, which the Company ordinarily performs for its physicians at its headquarters. The Company reimburses the physician's practice up to $50,000/month for the expenses it incurs in performing the business management services. The amount reimbursed for the year ended June 30, 1996 and 1997 was $100,000 and $486,000, respectively.

     As of June 30, 1997, the Company has also advanced to a physician director a total of approximately $223,000.

     During the year ended June 30, 1997, the Company acquired a long-term care management company from an entity which is partially owned by the brother of a director of the Company in exchange for 10,000 shares of Class A common stock valued at $7.00 per share.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

NOTE 19--SUBSEQUENT EVENTS

     Series D Preferred Stock Issue and Amended Articles of Incorporation

     The Company amended and restated its charter on July 15, 1997. The amended and restated articles authorize the Company to issue 68,438,068 shares of capital stock as follows:

                                                                                       SHARES       PAR
                                                                                     AUTHORIZED    VALUE
                                                                                     ----------    ------
Redeemable Convertible Preferred Series A.........................................    1,000,000    $ 5.00
Redeemable Convertible Preferred Series B.........................................      438,068     11.25
Redeemable Convertible Preferred Series C.........................................    1,500,000     17.50
Redeemable Convertible Preferred Series D.........................................    5,750,000     10.00
Class A Common....................................................................   20,700,000      0.01
Class B Common....................................................................   10,000,000      0.01
Class C Common....................................................................   29,050,000      0.01
                                                                                     ----------
                                                                                     68,438,068
                                                                                     ----------
                                                                                     ----------

     On July 7, 1997, the Company entered into a Preferred Stock Purchase Agreement, as amended on July 15, 1997 (the "Preferred Stock Purchase Agreement") with the Series D Preferred Stockholder pursuant to which the Company agreed to sell and the Series D Preferred Stockholder agreed to purchase three million (3,000,000) shares of the Company's Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock") for a purchase price of $30 million, subject to the terms and conditions thereof. The Company closed the transaction on July 15, 1997, with an initial sale of two million (2,000,000) shares for $20 million. The Company incurred issuance costs of approximately $1,087,000 in connection with the Series D financing including financing and due diligence fees. The $18,913,000 in net proceeds will be used to fund the expansion of the Company and operating losses. A subsequent sale is expected to take place on or before June 30, 1998 of an additional one million (1,000,000) shares for $10 million subject to the satisfaction of certain contingencies or conditions precedent by such date as provided in the Preferred Stock Purchase Agreement, some of which are outside of the control of the Company.

     Upon the issuance of the full 3,000,000 shares of Series D Preferred Stock to the Series D Preferred Stockholder, the Series D Preferred Stockholder will own 100% of the Company's issued and outstanding Series D Preferred Stock and approximately 30.0% of the issued and outstanding capital stock of the Company, on a fully diluted basis.

     In connection with the issuance of its Series D Preferred Stock to the Series D Preferred Stockholder pursuant to the Preferred Stock Purchase Agreement, the Company amended its Amended and Restated Articles of Incorporation (the "Restated Articles") to, among other things, (a) authorize 5,750,000 shares of a new class of stock designated as Series D Convertible Preferred Stock, (b) amend or revise certain of the terms and conditions of its currently authorized and issued Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock, (c) increase the size of its Board of Directors from nineteen to twenty members, (d) elect two of the Series D Preferred Stockholder's designees to the Company's Board of Directors and Executive Committee, (e) modify the composition and authority of the Company's Executive Committee, and (f) change the name of the Company from "Doctors Health System, Inc." to "Doctors Health, Inc." The Company also agreed to use its best efforts to change its state of incorporation from Maryland to Delaware within sixty days of the closing of the initial purchase transaction, subject to the approval of the Company's Board of Directors and stockholders.

     The Series D Preferred Stock issued to the Series D Preferred Stockholder is senior to all other classes of the Company's capital stock with respect to payment of dividends and distributions and liquidation rights. The Series D Preferred Stock also is subject to redemption by the Company at the election of the holder of the Series D Preferred Stock at $10.00 per share, plus accrued but unpaid dividends, after five years from the issuance date of the Series D Preferred Stock and is convertible at an adjustable rate into the Company's Class C Common Stock at the option of the holder of the Series D Preferred Stock and automatically upon a qualifying initial public offering of the Company. The Series D Redeemable Convertible Preferred Stock accrues dividends quarterly at the rate of eighty cents ($0.80) per share per annum beginning on July 15, 1997.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     The number of shares of Class C Common Stock issuable upon conversion of the Series D Preferred Stock is subject to adjustment pursuant to two stock adjustment agreements between the Company and the Series D Preferred Stockholder. The first stock adjustment agreement provides for an upward or downward adjustment in the number of shares issuable to the Series D Preferred Stockholder based upon the Medicare Medical Loss Ratio and the number of Medicare enrollees in the Company's Medicare global risk service agreements with health maintenance organizations and other payors. Pursuant to the first agreement, the number of shares issuable to the Series D Preferred Stockholder could be reduced to 2,727,272 shares of Class C Common Stock or increased to 5,454,545 shares of Class C Common Stock. The second stock adjustment agreement provides that it will supersede the first stock adjustment agreement if the 105th U.S. Congress makes certain changes in the Medicare program to reduce payments to health maintenance organizations and medical management companies such as the Company. Pursuant to the second stock adjustment agreement, the number of shares issuable to the Series D Preferred Stockholder could be reduced to 2,727,272 shares of Class C Common Stock or increased to 7,500,000 shares of Class C Common Stock.

     On July 9, 1997, the Company entered into a Stock Purchase Agreement, as amended on July 15, 1997 (the "Stock Purchase Agreement") by and among UniversityCare, L.L.C. ("UniversityCare"), Genesis Health Ventures, Inc. ("Genesis"), and Med-Lantic Management Services, Inc. ("Med-Lantic"), and on July 15, 1997 closed the transactions contemplated by the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement and related transactions,
(i) Genesis, the holder of the Company's Series C Preferred Stock, assigned and delegated to UniversityCare all of Genesis' rights and obligations under that certain Purchase Agreement dated May 2, 1997, which provided for the purchase by Genesis from Med-Lantic of all 355,556 shares of the Company's Series B Preferred Stock held by Med-Lantic (the "Med-Lantic Shares"); (ii) UniversityCare purchased from Med-Lantic the Med-Lantic Shares at a purchase price of $11.25 per share; (iii) the Company issued and delivered to Med-Lantic 60,290 shares of the Company's Series B Preferred Stock, which constituted the accrued and unpaid dividends, and interest, on the Med-Lantic Shares (the "Dividend Shares") and the Company issued and delivered 22,222 shares of the Company's Series B Preferred Stock to a private investment banker as reimbursement for certain investment advisory services and related expenses (the "Expense Shares"); and (iv) the Dividend Shares and the Expense Shares were transferred to UniversityCare for a purchase price of $11.25 per share. As a result of these transactions, UniversityCare is the holder of 438,068 shares of the Company's Series B Preferred Stock, which constitute all of the issued and outstanding shares of Series B Preferred Stock of the Company.

     Also, in connection with the above agreement the conversion price on the 250,000 warrants issued to the Series C Preferred Stockholder on January 31, 1997 was changed from $14.00 per share to $10.00 per share. The Company recorded an additional $165,000 related to the valuation of the warrants at $10.00 per share. In addition, the conversion rate of the Series C Preferred Stock into Class C Common Stock at the time of an initial public offering was adjusted from an equal conversion to 1.25 shares of Class C Common for each share of Series C Preferred Stock.

     The following is a condensed pro forma balance sheet of the Company as if all of the above transactions had taken place on June 30, 1997:

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                                                                                             PRO FORMA
                                                               JUNE 30,       PRO FORMA       JUNE 30,
                                                                 1997        ADJUSTMENTS        1997
                                                             ------------    -----------    ------------
Cash and Cash Equivalents.................................   $  4,737,828    $18,913,000    $ 23,650,828
Other Current Assets......................................      6,805,925             --       6,805,925
Long-term Assets..........................................     12,934,889       (552,500)     12,382,389
                                                             ------------    -----------    ------------
  Total Assets............................................   $ 24,478,642    $18,360,500    $ 42,839,142
                                                             ------------    -----------    ------------
                                                             ------------    -----------    ------------
Current Liabilities.......................................   $ 16,616,631    $        --    $ 16,616,631
Long-term Liabilities.....................................      8,122,077             --       8,122,077
Redeemable Convertible Preferred Stock....................     19,282,113     18,195,500      37,477,613
Total Stockholders' Equity (Deficit)......................    (19,542,179)       165,000     (19,377,179)
                                                             ------------    -----------    ------------
  Total Liabilities and Stockholders' Deficit.............   $ 24,478,642    $18,360,500    $ 42,839,142
                                                             ------------    -----------    ------------
                                                             ------------    -----------    ------------

NOTE 20--NEW GLOBAL CAPITATION AGREEMENT

     On September 10, 1997, the Company entered into a letter of agreement with an HMO on a new global capitation contract for Medicare enrollees. Under the agreement, to be effective October 1, 1997, the Company will assume responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 11,000 enrollees in exchange for a capitation fee. The term of the agreement is for three years with annual renewals after the initial term has expired. The Company expects to realize capitation revenue of approximately $4 million per month from this new agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective on May 28, 1997, The Company dismissed its principal accountant, Grant Thornton, LLP ("Grant Thornton"), and authorized the engagement of Arthur Andersen, LLP as Doctors Health, Inc.'s principal accountant. Grant Thornton acted as the Company's principal accountant on the financial statements as of and for the period ended June 30, 1995 and the year ended June 30, 1996 (collectively, the "Financial Statements"). Such Financial Statements did not contain an adverse opinion or a disclaimer of opinion and they were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Finance and Audit Committee of the Board of Directors on May 16, 1997 and approved by the Board of Directors of Doctors Health, Inc. on May 28, 1997. During the two most recent fiscal periods and all subsequent interim periods prior to the change in principal accountant, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:


NAME                                      AGE   POSITION WITH THE COMPANY
---------------------------------------   ---   ------------------------------------------------------------------------------
Scott M. Rifkin, M.D...................   38    Chairman, Director, Executive Vice President of Corporate Development
Stewart B. Gold........................   55    President and Chief Executive Officer and Director
John R. Dwyer, Jr......................   41    Executive Vice President, Chief Financial Officer, Treasurer and Director
Alan L. Kimmel, M.D....................   44    Executive Vice President for Medical Policy and Practice; Medical Director,
                                                Director
Paul A. Serini.........................   38    Executive Vice President of Strategic Operations and Director of Legal
                                                Affairs, Secretary and Director
Elizabeth A. Beale.....................   42    Vice President of Marketing and Physician Recruiting
James A. Gast..........................   34    Vice President of Administration and Assistant Secretary
Tracey Goessel, M.D....................   40    Vice President and Associate Medical Director
Elizabeth A. Hennessey.................   46    Vice President of Information Technology
Thomas F. Mapp.........................   40    Vice President and Corporate Counsel
Kyle R. Miller.........................   35    Vice President of Finance and Assistant Treasurer
John Mulholland, M.D...................   65    Vice President and Associate Medical Director
Theresa A. Spoleti.....................   38    Vice President of Managed Care Products and Services
Robert A. Barish, M.D..................   44    Director
Richard L. Diamond, M.D................   46    Director
Mark H. Eig, M.D.......................   46    Assistant Medical Director and Director
Albert Herrera, M.D....................   38    Director
Robert G. Graw, Jr., M.D...............   56    Vice President of Physician Practice Operations and Director
Richard R. Howard......................   47    Director
William D. Lamm, M.D...................   44    Assistant Medical Director and Director
Peter J. LoPresti, D.O.................   34    Director
Thomas G. Mendell......................   50    Director
J. David Nagel, M.D....................   56    Director
John S. Prout..........................   47    Director
D. Alexander Rocha, M.D................   41    Director
Eric R. Wilkinson......................   41    Director

     The Directors hold office until the next annual meeting of stockholders.

     Scott M. Rifkin, M.D. is the Chairman, Executive Vice President of Corporate Development and a Director of the Company designated by the Class A stockholders. Dr. Rifkin has been a Director of the Company since 1995. Dr. Rifkin is a co-founder of Baltimore Medical Group, LLC and currently is the President and a Management Committee member of Baltimore Medical Group, LLC. Baltimore Medical Group, LLC was founded in February 1995. Dr. Rifkin has also served as Medical Director of Fairfield Nursing Center since 1989 and as Director of Pre-Admission Consultation Service at Union

Memorial Hospital since 1990. Dr. Rifkin has been engaged in the private practice of medicine since 1988. Dr. Rifkin is also an expert in long-term care issues and has advised the State of Maryland on this subject.

     Stewart B. Gold is the Chief Executive Officer, President and a Director of the Company designated by the Class A stockholders. He has been a Director of the Company since 1995. Prior to joining the Company in 1994, Mr. Gold was CEO and President of Veritus Services Inc., an arm of Blue Cross of Western Pennsylvania from 1992 to 1993, where he was responsible for the for-profit ventures in managed care, utilization and information systems. From 1991 to 1992, Mr. Gold served as President and Chief Executive Officer of Health Care Affiliated Services, Inc.

     John R. Dwyer, Jr., is the Executive Vice President, Chief Financial Officer, and Treasurer of the Company, and has been a Director of the Company designated by the Class A stockholders since May 1996. Prior to joining the Company in May 1996, he was a principal in the Washington based private investment bank of Graham, Hamilton & Dwyer, Inc. Before joining Graham, Hamilton & Dwyer, Inc. in October 1990, Mr. Dwyer was the President of Dimetrics, Inc., a wholly-owned subsidiary of Talley Industries in California, a position he held since August 1987. Before joining Dimetrics, Inc., Mr. Dwyer was the President of Merrick East, Inc. from April 1985 to July 1987, an entity subsequently acquired by Dimetrics. Before joining Merrick East, Inc., Mr. Dwyer practiced law with Arent, Fox, Kinter, Plotkin and Kahn in Washington, D.C. from September 1981 to March 1985.

     Alan L. Kimmel, M.D. serves as the Executive Vice President for Medical Policy and Practice, Medical Director, and has been a Director of the Company designated by the Class A stockholders since 1995. Dr. Kimmel is a co-founder of Baltimore Medical Group and the Company, is the Chairman of Baltimore Medical Group and has had an active clinical practice of Internal Medicine in Baltimore since 1982. Dr. Kimmel's professional memberships include American College of Physicians, American Society of Internal Medicine, Baltimore City Medical Society and the Southern Medical Association.

     Paul A. Serini is the Company's Executive Vice President of Strategic Operations and Director of Legal Affairs, a position he has held since February 1995, and has been a Director of the Company designated by the Class A stockholders since May 1996. From 1990 to 1995, Mr. Serini was a partner in the Baltimore and Washington offices of the law firm of Venable, Baetjer and Howard, LLP, where he headed the business transaction group's Health Care Strategic Business Unit.

     Elizabeth A. Beale has been the Company's Vice President of Marketing and Physician Recruiting since January of 1996. Prior to joining the Company in 1995, from 1991 to 1995 Ms. Beale was employed as the Vice President/Management Director of HRS Maine, Inc., a joint venture company owned by Blue Cross of Western Pennsylvania and Blue Cross/Blue Shield of Maine. HRS Maine provides health care and workers' compensation cost management services for 200,000 employees.

     James A. Gast serves as Vice President of Administration. Prior to joining the Company in February 1996, Mr. Gast served as Corporate Counsel at The Bank of Baltimore from September 1991 until the bank was acquired by First Fidelity Bancorporation. From 1988 to 1991, Mr. Gast served as Corporate Counsel at Hale Intermodal Transport Co., an international shipping company.

     Tracey Goessel, M.D. serves as the Company's Vice President and Associate Medical Director, a position she has held since March 1997. Prior to joining the Company, Dr. Goessel was Medical Director and Vice President, Medical Affairs for Health Cost Consultants from 1994 to 1997 and Vice President, Medical Affairs for PHP HealthCare from 1996 to 1997. In 1993, Dr. Goessel served as Acting Medical Director of Pacific Review Services. Prior to that, she was an Assistant Professor in the Department of Surgery at the Johns Hopkins Hospital.

     Elizabeth A. Hennessey is the Company's Vice President of Information Technology, a position she has held since August 1996. Ms. Hennessey joined the Company in July 1995 as Director, Information Systems. Prior to joining the Company, Ms. Hennessey served as Director, Information Systems for University of Maryland's faculty practice, University Physicians, Inc. since 1989.

     Thomas F. Mapp serves as Vice President and Corporate Counsel of the Company. Prior to joining the Company in 1995, he was in the private practice of law. From 1986 to 1994, Mr. Mapp practiced with the law firm of Venable, Baetjer and Howard, LLP.

     Kyle R. Miller, the Company's Vice President of Finance, joined the Company in August 1996. From 1984 until he joined the Company, Mr. Miller was employed by Arthur Andersen, LLP, CPAs where he was a senior manager in the firm's health care audit and business consulting division. Mr. Miller is a member of the American Institute of Certified Public Accountants (AICPA).

     Theresa A. Spoleti is the Company's Vice President of Managed Care Products and Services, a position she has held since January of 1996. Prior to joining the Company in 1995, Ms. Spoleti was Director of Management Services Organization, then Director of Physician Alliances, at Greater Baltimore Medical Center, from 1992 to June of 1995. From 1987 to 1992, she was a principal in Management Consulting at Health Care Systems Associates (HSA), Inc. in Potomac, Maryland.

     Robert A. Barish, M.D. has served as a Director of the Company since July 1997. Dr. Barish is currently the Chief Executive Officer of UniversityCare, LLC, the Company's Series B Preferred stockholder. Dr. Barish previously served as the Director of Emergency Medical Services at the University of Maryland Medical Center and as a Professor of Surgery and Medicine at the University of Maryland School of Medicine.

     Richard L. Diamond, M.D. is a Director of the Company designated by the Class B stockholders, a position he has held since June 1997. Dr. Diamond has been a physician in the private practice of adult medicine since 1981. Dr. Diamond also is a director and the treasurer of BMGGP, Inc., the general partner of Medical Holdings Limited Partnership and has served on the Management Committee and as Treasurer of Baltimore Medical Group, LLC.

     Mark H. Eig, M.D. has served as Director of the Company designated by the Class B stockholders and Assistant Medical Director since May 1996. Dr. Eig has practiced internal medicine and critical care medicine in Silver Spring, Maryland since 1980. Dr. Eig currently serves on the Board of Directors for the Jewish Social Service Home Health Agency and as the Chairman for their Utilization Review Committee and Professional Advisory Committee. Dr. Eig also serves as the Chairman for Holy Cross Hospital Pharmacy and Therapeutics Committee and Montgomery County Medical Society Emergency Medical Service Committee.

     Albert Herrera, M.D. has been a Director of the Company designated by the Class B stockholders since August 1997. Dr. Herrera has been in the private practice of medicine in Alexandria, Virginia since 1989. Dr. Herrera also serves on the Board of Directors and on the Medical Advisory Committee of Doctors Health of Virginia, Inc.

     Robert G. Graw, Jr., M.D. is a Director of the Company designated by the Class B stockholders, a position he has held since May 1996. He has been in the private practice of General Pediatrics and Pediatric Hematology and Oncology since 1975 in Davidsonville, Maryland. From 1965 through 1975, Dr. Graw held several positions with the National Institute of Health, where he performed clinical medical research with the National Cancer Institute in childhood malignancy and bone marrow transplantation. Since April 1996, Dr. Graw has served as the Company's Vice President of Medical Practice Operations. Dr. Graw is currently President and Managing Partner of the Pediatric Group, President of Nighttime Pediatrics, Inc. and Nighttime Pediatrics North, and past Chief of Pediatrics at Anne Arundel Medical Center in Annapolis, Maryland.

     Richard R. Howard has served as a Director designated by the Series C Preferred stockholder of the Company since September 1996. He has served as a director of Genesis Health Ventures, Inc. since May 1985 and as Chief Operating Officer of Genesis Health Ventures, Inc. since June 1986. He joined Genesis Health Ventures, Inc. in September 1985 as Vice President of Development. Mr. Howard's background in health care includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania.

     William D. Lamm, M.D. has served as a Director of the Company designated by the Class B stockholders since May 1996 and has been in the private practice of medicine since 1983. Dr. Lamm's professional memberships include The American Medical Association, the American Academy of Family Practice and the Medical and Chirurgical Faculty of Maryland. Dr. Lamm is President of the Medical Staff at Memorial Hospital and is on the Board of Trustees with both Memorial Hospital and Western Maryland Health System. Dr. Lamm has served as the Chairman of Cumberland Valley Medical Group, LLC and Assistant Medical Director of the Company since May 1996.

     Peter J. LoPresti, D.O. has been a Director of the Company designated by the Class B Stockholders since February 1995. Dr. LoPresti has been a physician in private practice since 1992.

     Thomas G. Mendell has been a Director of the Company designated by the Series D Preferred Stockholders since July 1997. Mr. Mendell has been a Partner of The Beacon Group, L.L.C. and serves as director of Catalina Marketing Corporation (NYSE) and several private companies. From November 1986 to December 1993, Mr. Mendell was a Partner of Goldman Sachs & Co.

     John Mulholland, M.D. has served as Vice President and Associate Medical Director of the Company since July 1995. Prior to joining Doctors Health, Dr. Mulholland served as President of the Union Memorial Hospital Foundation in Baltimore from 1992 to 1994, and as Associate Medical Director of Blue Cross -- Blue Shield of Maryland from 1994 to 1995. From 1972 to 1992, Dr. Mulholland was Chief of Medicine at Union Memorial Hospital.

     J. David Nagel, M.D. has served as a Director of the Company and as Director of Legislative Affairs since February 1995. Dr. Nagel has been in the private practice of medicine since 1968 and is a past president of the Medical and Chirurgical Faculty of Maryland.

     John S. Prout is a Director of the Company, a position he has held since February 1995. Mr. Prout currently serves as President and Chief Executive Officer of St. Joseph Medical Center, Inc., where he has served since July 1994. From 1988 to 1993, Mr. Prout was Executive Vice President, Little Company of Mary Hospital and Health Care Centers in Evergreen Park, Illinois.

     D. Alexander Rocha, M.D. has served as a Director of the Company since May 1996 and is currently the President of North Carroll Family Physicians, where he has served since November 1989. Dr. Rocha has been Chairman of Carroll Medical Group, LLC since December 1995.

     Eric R. Wilkinson has been a Director of the Company designated by the Series D Preferred Stockholders since July 1997. In addition, since December 1995, Mr. Wilkinson has been a Partner of The Beacon Group, L.L.C. From March 1994 to December 1995, Mr. Wilkinson served as a Principal of The Beacon Group, L.L.C. From March 1989 to March 1994, Mr. Wilkinson served as a Partner and a director of Apax Partners, a $300 million private equity fund.

     All of the Company's directors serve until the next annual meeting of the company.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Finance and Audit Committee has responsibility for reviewing and supervising the financial controls of the Company. The Finance and Audit Committee makes recommendations to the Board of Directors of the Company with respect to the Company's financial statements and the appointment of independent auditors, review significant audit and accounting policies and practices, meets with the Company's independent public accountants concerning the scope of audits and reports and reviews the performance of overall accounting and financial controls of the Company. The Finance and Audit Committee consists of John Ellis, Chairman, Stewart B. Gold, Scott Rifkin, John R. Dwyer, Jr., Paul A. Serini, and Robert Graw. During fiscal year 1997, there were six meetings of the Finance and Audit Committee.

     The Employee Compensation Committee has the responsibility for reviewing the performance of the executive officers of the Company and recommending to the Board of Directors of the Company annual salary and bonus amounts for all officers of the Company. The Employee Compensation Committee also administers the Company's Omnibus Stock Plan. The Employee Compensation Committee consists of Stewart B. Gold, Scott Rifkin, Alan Kimmel, Mark Eig, and John Ellis. During fiscal year 1997, there were five meetings of the Employee Compensation Committee.

     To the extent permitted by law, the authority of the Board to act on all matters is vested in and exercised by the Executive Committee. The Executive Committee consists of Stewart B. Gold, Scott Rifkin, Alan Kimmel, Richard Howard, Thomas Mendell and Eric R. Wilkinson. During fiscal year 1997, there were four meetings of the Executive Committee and one written consent of the committee in lieu of meeting.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY.

     The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers during the three fiscal years ended June 30, 1997 (the "Named Executive Officers"):

                       SUMMARY COMPENSATION TABLE (1)(2)

                                                                                                      SECURITIES
                                                                                                      UNDERLYING       ALL OTHER
                                   NAME                                       YEAR    SALARY($)(3)    OPTIONS #     COMPENSATION(4)
---------------------------------------------------------------------------   ----    ------------    ----------    ---------------
Stewart B. Gold, Chief Executive Officer...................................   1996       253,848              0           9,442
                                                                              1997       300,777              0          12,407
Scott M. Rifkin, M.D., Chairman and
  Executive Vice President.................................................   1996       126,923        100,000           9,211
                                                                              1997       225,577         30,000          12,407
John R. Dwyer, Jr., Chief Financial Officer and
  Executive Vice President.................................................   1996        32,250         70,000             772
                                                                              1997       195,750         30,000          12,407

Paul A. Serini, Executive Vice President...................................   1996       203,010         50,080          41,529(5)
                                                                              1997       175,673         30,000          11,907
Alan Kimmel, M.D., Medical Director and
  Executive Vice President.................................................   1996        75,962              0           5,399
                                                                              1997       160,385         30,000           6,887

---------------
(1) In accordance with SEC rules, perquisites constituting less than the lesser of $50,000 or 10% of the total salary and bonuses are not reported.

(2) See "Option Grants," "Option Exercises and Year-End Values" and "Omnibus Stock Option Plan" for disclosure regarding outstanding stock options.

(3) Includes payments made in fiscal year 1998 with respect to services performed by Mr. Gold and Drs. Rifkin and Kimmel through June 30, 1997 in the amounts of $75,000, $75,000 and $60,000, respectively.

(4) Includes matching contributions under the Company's 401(k) Plan and reimbursement for health, life and long-term disability insurance.

(5) Includes $37,500 paid in lieu of salary.

OPTION GRANTS.

     Options granted to the Named Executive Officers during the fiscal year ended June 30, 1997 are set forth in the following table. For disclosure regarding the terms of stock options, see "Stock Option Plans." No stock appreciation rights ("SARs") were granted during the fiscal year ended June 30, 1997.

                                                                                                                  POTENTIAL
                                                                                                                  REALIZABLE
                                                                                                                  VALUE AT
                                                                                                                  ASSUMED
                                                                                                                   ANNUAL
                                                                                                                  RATES OF
                                                                                                                   STOCK
                                                                                                                   PRICE
                                                                                                                  APPRECIATION
                                                                                                                    FOR
                                                                                                                   OPTION
                                                         % OF TOTAL                                                 TERM
                                   # SECURITIES        OPTIONS GRANTED     EXERCISE OR BASE                        (2)(3)
                                    UNDERLYING        TO ALL EMPLOYEES     PRICE PER SHARE                        --------
            NAME                OPTIONS GRANTED(1)     IN FISCAL YEAR           ($/SH)         EXPIRATION DATE       5%
-----------------------------   ------------------   -------------------   ----------------    ---------------    --------
Stewart B. Gold..............             --                   10.6%             $.01              11/6/06        $341,768
Scott M. Rifkin, M. D........         30,000                   10.6%             $.01              11/6/06        $341,768
John R. Dwyer, Jr............         30,000                   10.6%             $.01              11/6/06        $341,768
Paul A. Serini...............         30,000                   10.6%             $.01              11/6/06        $341,768
Alan Kimmel, M. D............         30,000                   10.6%             $.01              11/6/06        $341,768


            NAME                 10%
-----------------------------  --------
Stewart B. Gold..............  $544,386
Scott M. Rifkin, M. D........  $544,386
John R. Dwyer, Jr............  $544,386
Paul A. Serini...............  $544,386
Alan Kimmel, M. D............  $544,386

---------------
(1) These options vest at a rate of 20% per year over a five year period.

(2) Unless otherwise noted, these options vest on the fifth anniversary of the grant date, but the vesting may be accelerated at the rate of 20% per year in the event the Named Executive Officer satisfies certain performance criteria during the Company's fiscal year.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of the term for the appreciated stock price.

OPTION EXERCISES AND FISCAL YEAR-END VALUES.

     No stock options were exercised by the Named Executive Officers during the fiscal year ended June 30, 1997. There were no stock appreciation rights outstanding during the fiscal year ended June 30, 1997. The following table sets forth certain information regarding unexercised options held by each of the Named Executive Officers as of June 30, 1997:


                                                                        NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                       UNDERLYING UNEXERCISED             IN-THE-
                                                                          OPTIONS AT FY-END       MONEY OPTIONS AT JUNE 30,
                                                                           (JUNE 30, 1997)              1997 ($)(1)
                                NAME                                   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
--------------------------------------------------------------------   -------------------------  -------------------------
Stewart B. Gold.....................................................          0              0         N/A            N/A
Scott M. Rifkin, M.D................................................          0        130,000           0       $699,975
John R. Dwyer, Jr...................................................     22,000         86,000           0       $209,000
Paul A. Serini, Executive Vice President............................     50,080         30,000    $350,059       $209,700
Alan Kimmel, M.D....................................................          0         30,000         N/A            N/A

---------------
(1) The value is calculated on the basis of the difference between (i) the option exercise price and (ii) the estimated value of the common stock at June 30, 1997 as determined by the Board of Directors of the Company, multiplied by the numbers of shares of common stock underlying the option.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Mr. Gold, Mr. Dwyer, Dr. Rifkin, Mr. Serini and Dr. Kimmel.

     Pursuant to the employment agreement with Mr. Gold, Mr. Gold's base salary is $280,000 per annum and he is eligible to receive an annual bonus based on performance as determined by the Employee Compensation Committee of the Board of Directors. During fiscal year 1997, Mr. Gold earned $100,000 in deferred compensation for services performed for the Company from November 1994 to June 30, 1997 and in consideration of his agreement to remove certain bonus pool provisions from his employment agreement. Mr. Gold received 600,000 shares of Class A Common Stock, in which Mr. Gold is fully vested. The employment agreement with Mr. Gold terminates in April of 2000, and unless notice of termination is given will be automatically extended for succeeding 12-month periods. In the event that Mr. Gold is terminated by the Company other than for "cause," he will be entitled to 50% of his base salary which would have been due through the remainder of the term at the time such payments would otherwise be made in accordance with the terms of his employment agreement.

     Pursuant to the employment agreement with Dr. Rifkin, Dr. Rifkin receives a base salary of $187,500 per year representing 75% of his working time. Pursuant to the employment agreement, Dr. Rifkin was granted an option to purchase an additional 100,000 shares of the Company's Class A Common Stock that will be exercisable upon the earlier to occur of (i) a change in control of the Company,
(ii) termination of his employment without cause or under circumstances constituting "constructive termination", or (iii) December 9, 1997. The options became vested and nonforfeitable on December 9, 1996. The employment agreement with Dr. Rifkin terminates in April 2000 and, unless notice of termination is given, it will be automatically extended for succeeding 12-month periods on the same terms as previously in effect. In the event that Dr. Rifkin's employment is terminated by the Company other than "for cause," he will be entitled to all or a portion of his base salary and bonus in accordance with the terms of his employment agreement. In the event Dr. Rifkin is unable to perform in his duties under the employment agreement for three consecutive months or periods aggregating three months in a 12-month period, the Company is required to pay Dr. Rifkin his base salary until one year after the end of the term of the Employment Agreement. The Company may either terminate the Employment Agreement or continue his employment following a disability, but is nevertheless required to continue the payment of his base salary.

     Pursuant to the employment agreement with Mr. Dwyer, Mr. Dwyer receives a base salary of $195,000 per annum. Pursuant to a stock option agreement issued in connection with his employment, Mr. Dwyer received an option to purchase 70,000 shares of Class A Common Stock. The employment agreement with Mr. Dwyer terminates in April 2000 and, unless notice of termination is given by either party it will be automatically extended for succeeding 12-month periods. In the event that Mr. Dwyer is terminated by the Company other than for "cause" he will be entitled to all or a portion of his base salary and bonus in accordance with the terms of his employment agreement.

     Pursuant to the employment agreement with Mr. Serini, Mr. Serini receives a base salary of $175,000 per annum. Mr. Serini will be entitled to participate in the Bonus Pool to the extent determined by the Chief Executive Officer, and the standards by which such bonus will be determined for each applicable year will be established upon agreement between Mr. Serini and the Chief Executive Officer. Pursuant to the employment agreement, Mr. Serini received options to purchase 50,080 shares of Class A Common Stock which are currently exercisable. Certain of the shares issuable upon the exercise of the options are restricted. The employment agreement with Mr. Serini terminates in April of 2000 and, unless notice of termination is given by either party it will be automatically extended for succeeding 12-month periods. In the event that Mr. Serini is terminated by the Company other than for "cause," he will be entitled to all or a portion of his base salary and bonus in accordance with the terms of his employment agreement.

     Pursuant to the employment agreement with Dr. Kimmel, Dr. Kimmel receives a base salary of $150,000 representing 50% of his working time. The employment agreement with Dr. Kimmel terminates in April 2000 and, unless notice of termination is given, it will be automatically extended for succeeding 12-month periods on the same terms as previously in effect. In the event that Dr. Kimmel's employment is terminated by the Company other than "for cause," he will be entitled to 50% of his base salary which would have been due through the remainder of the term at the time such payments would otherwise be made, in accordance with the terms of his employment agreement.

EMPLOYEE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     Mr. Gold, the Company's President and Chief Executive Officer, and Dr. Rifkin, the Company's Chairman, and Dr. Kimmel are the only officers or employees of the Company who serve on the Employee Compensation Committee. During fiscal year 1997, the members of the Employee Compensation Committee were Messrs. Gold and Ellis, Ms. Linda Dembiec and Drs. Rifkin and Eig. Ms. Dembiec resigned from the Board of Directors and from the Employee Compensation Committee in November 1996. No director was named as her replacement.

KEY MAN LIFE INSURANCE.

     The Company maintains key man life insurance on Mr. Gold, and Drs. Rifkin and Kimmel in the face amounts of $6,000,000, $3,000,000 and $3,000,000, respectively. The Company maintains disability insurance on Messrs. Gold and Kimmel in the face amounts of $6,000,000 and $1,000,000 respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables set forth as of September 22, 1997, certain information with respect to the beneficial ownership of each class of voting stock by: (i) each person known to the Company to beneficially own more than 5% of each such class; (ii) each director of the Company of each such class; (iii) each of the Named Executive Officers of each such class; and (iv) all directors and executive officers of each such class as a group. The Company believes that the beneficial owners of the classes of stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, except as noted below. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Shares of stock subject to options currently exercisable or exercisable within 60 days of September 22, 1997 ("Current Options") are deemed outstanding for computing the percentage of the person holding such option, but are not deemed outstanding for computing the percentage of any other person.

                              CLASS A COMMON STOCK

                                               NAME                                                  NUMBER     PERCENT OF CLASS
--------------------------------------------------------------------------------------------------   -------    ----------------
Stewart B. Gold...................................................................................   600,000           74.1
Scott M. Rifkin, M. D.............................................................................   100,000           12.3
John R. Dwyer, Jr.................................................................................    22,000(1)         2.6
Paul A. Serini....................................................................................    50,080(1)         5.8
Alan L. Kimmel, M.D...............................................................................   100,000           12.3
Directors and Executive Officers as a group (25)..................................................   912,080(2)       100.0

---------------
(1) Consists of shares in respect of Current Options.

(2) Includes 94,080 shares in respect of Current Options and warrants to purchase 8,000 shares.

                              CLASS B COMMON STOCK

                                              NAME                                                  NUMBER      PERCENT OF CLASS
------------------------------------------------------------------------------------------------   ---------    ----------------
Medical Holdings Limited Partnership............................................................   2,200,000(1)       83.2%
Directors and executive officers as a group (25)................................................      34,000(2)        1.3%

---------------
(1) Drs. Rifkin, Kimmel, Nagel, LoPresti, Diamond, and Ancona are Directors of the Company and are officers or directors of the managing general partner of Medical Holdings Limited Partnership

(2) Represents 16,000 shares and 18,000 shares in respect of Current Options held by Dr. Eig.

                SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

                                              NAME                                                  NUMBER      PERCENT OF CLASS
------------------------------------------------------------------------------------------------   ---------    ----------------
St. Joseph Medical Center (1)...................................................................   1,000,000(2)        100%
Directors and Executive Officers as a Group (25)................................................           0             0

---------------
(1) St. Joseph's Medical Center, Inc. is entitled to designate one Director of the Company.

(2) Convertible into 1,000,000 shares of Class C Common Stock, which, assuming conversion of all currently outstanding Preferred Stock, will equal approximately 25% of the maximum outstanding Class C Common Stock.

                SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

                                               NAME                                                  NUMBER     PERCENT OF CLASS
--------------------------------------------------------------------------------------------------   -------    ----------------
University Care, LLC (1)..........................................................................   438,068(2)        100%
Directors and Executive Officers as a Group (25)..................................................         0             0

---------------
(1) Mr. Barish, Director of the Company, is President of University Care, LLC.

(2) Convertible into 438,068 shares of Class C Common Stock, which, assuming conversion of all currently outstanding Preferred Stock, will equal approximately 11% of the maximum outstanding Class C Common Stock.

                SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

                                               NAME                                                  NUMBER     PERCENT OF CLASS
--------------------------------------------------------------------------------------------------   -------    ----------------
Genesis Health Ventures, Inc. (1).................................................................   571,428(2)        100%
Directors and Executive Officers as a group (25)                                                           0             0

---------------
(1) Mr. Richard Howard, a Director of the Company, is President and Chief Executive Officer of Genesis Health Ventures, Inc.

(2) Convertible into 571,428 shares of Class C Common Stock, which assuming conversion of all currently outstanding Preferred Stock, will equal approximately 14.3% of the maximum outstanding Class C Common Stock.

                SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK

                                              NAME                                                  NUMBER      PERCENT OF CLASS
------------------------------------------------------------------------------------------------   ---------    ----------------
Beacon Group III Focus Value Fund, L.P. (1).....................................................   2,000,000           100%
Directors and Officers as a Group (25)..........................................................           0             0

---------------
(1) Messrs. Mendell and Wilkinson, Directors of the Company, are partners of The Beacon Group and affiliates of the Beacon Group III--Focus Value Fund, L.P.

(2) Convertible into 2,000,000 shares of Class C Common Stock, subject to adjustment as described in Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events, which, assuming conversion of all currently outstanding Preferred Stock, will equal approximately 50% of the maximum outstanding Class C Common Stock.

     The following tables set forth certain information with respect to the ownership of the Company by physician stockholders in relation to other stockholders. The information presented assumes conversion of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock to Class C Common Stock.

                      STOCKHOLDERS OF DOCTORS HEALTH, INC.

                              CLASS A STOCKHOLDERS

                                                                                                                   PERCENTAGE OF
                                               NAME                                                    SHARES        OWNERSHIP
---------------------------------------------------------------------------------------------------   ---------    -------------
Stewart B. Gold....................................................................................     600,000          8.1
Alan Kimmel, M.D...................................................................................     100,000          1.3
Scott Rifkin, M.D..................................................................................     100,000          1.3
Noah Investments, LLC..............................................................................      10,000           .1
Total..............................................................................................     810,000         10.8

                                                      CLASS B STOCKHOLDERS

Medical Holdings Limited Partnership...............................................................   2,200,000         29.4
Other Primary Care Physicians......................................................................     464,010          6.2
Total..............................................................................................   2,664,010         35.6

                                                      CLASS C STOCKHOLDERS

St. Joseph Medical Center, Inc.....................................................................   1,000,000         13.4
University Care, LLC...............................................................................     438,068          5.9
Genesis Health Ventures, Inc.......................................................................     571,428          7.6
Beacon Group III Focus Value Fund, L.P.............................................................   2,000,000         26.7
Total..............................................................................................   4,009,496         53.6
  Total Class A, B and C Stockholders..............................................................   7,483,506        100.0

                    PHYSICIAN AND NON-PHYSICIAN OWNERSHIP OF
                          DOCTORS HEALTH SYSTEM, INC.

                                              NAME                                                  NUMBER      PERCENT OF CLASS
------------------------------------------------------------------------------------------------   ---------    ----------------
Physicians (Class A and Class B Stockholders)...................................................   2,864,010           38.2%
Other Class A Stockholders......................................................................     610,000            8.2%
Investor Stockholders (St. Joseph Medical Center, Inc., University Care, LLC, Genesis Health
Ventures, Inc. The Beacon Group III--Focus Value Fund, L.P.)....................................   4,009,496           53.6%
Total...........................................................................................   7,483,506          100.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Effective July 1, 1997, the Company entered into a Hospital Agreement with University of Maryland Medical System, Inc. ("UMMS") which provides that the Company and UMMS will engage in a variety of cooperative transactions to deliver quality medical care to enrollees who require certain hospital services. In addition, the Company has entered into managed care contracting agreements with University Care, LLC and University Physicians, Inc., which are affiliates of UMMS, pursuant to which these entities have agreed to exclusively participate in the Company's Medicare managed care contracts. These agreements have a term of 10 years.

     On July 15, 1997, the "Management Stockholders" (consisting of Mr. Gold and Drs. Rifkin and Kimmel), Medical Holdings Limited Partnership ("MHLP"), St. Joseph Medical Center ("SJMC"), University Care, LLC ("UCare"), Genesis Health Ventures, Inc. ("Genesis") and The Beacon Group III-Focus Value Fund, L.P. ("Beacon") executed a Shareholders Agreement and Voting Trust (the "Shareholders Agreement"). The Shareholders Agreement includes certain provisions regarding corporate governance, restrictions on transfer of Common Stock or securities convertible into Common Stock, and Beacon's right to require cooperation with respect to certain transfers of the Company's securities. In general, the Shareholder's Agreement terminates upon the completion of an underwritten public offering with at least $35,000,000 of net proceeds with a Company value of $150,000,000. See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events."

     The Shareholders Agreement provides that the Executive Committee of the Board shall be delegated all matters of corporate operations that may be delegated under Maryland law, that Beacon shall have the right to designate two members of the Board and that the Executive Committee shall have seven members, of which two Executive Committee members shall be designated by Beacon.

     The Shareholders Agreement also provides that no signatory may transfer any Common Stock without first providing a right of first refusal to Management Stockholders or holder of 5% or more of the Common Stock of the Company. In addition, the Shareholders Agreement requires that Beacon may at any time after July 15, 1999, require the other stockholders to participate in a transaction involving the transfer of the shares of Series D Preferred Stock to an unaffiliated third party.

     The Company has agreed that it would consult with Medical Mutual Liability Insurance Society of Maryland, an affiliate of the Company's former Series B Preferred Stockholder ("Med Mutual") and follow Med Mutual's recommendation regarding the provision of medical malpractice coverage to certain PCP's. Such decisions include, but are not limited to, the selection of the underwriter, the form of the insurance policy and the premium payment provisions. Med Mutual has agreed to provide medical malpractice coverage to the Company for a premium consistent with its rates as approved by the Maryland Insurance Administration. In addition, Med Mutual will consider alternative insurance programs to meet the Company's special needs and will request the necessary approvals for such alternative programs from the Maryland Insurance Administration. This agreement terminates upon the earlier of a change in control of the Company or termination of the loan guarantee provided by Med Mutual. If the Company breaches this agreement, the Company may be required to pay Med Mutual $400,000.

     Pursuant to a Stock Purchase Agreement dated September 4, 1996 (the "Stock Purchase Agreement"), the Company agreed that it would (i) advise Genesis, of all substantive discussions and plans with respect to the delivery of long term care, pharmacy services, durable medical equipment and home health care services (the "Services") for the Company, (ii) provide Genesis with all information needed by Genesis to submit a proposal to provide the Services and (iii) provide Genesis with an opportunity to provide the Services on commercially reasonable terms. In addition, the Company has agreed that it will not enter into exclusive arrangements with third parties that would preclude Genesis from competing to provide Services to the Company. Genesis and the Company have agreed that commitments regarding the Services shall not prevent the Company from purchasing the Services from third parties other than Genesis. The Company is engaged in negotiations with Genesis pursuant to which the Company expects to manage a network of PCPs which delivers care to approximately 7,000 capitated Medicare lives in the State of Maryland.

     The Company has entered into acquisition transactions with certain of its directors who are physicians. These transactions were entered into on commercially reasonable terms, substantially similar to the terms of its acquisition transactions with other PCPs, and the consideration paid in connection with such acquisitions was based on the fair market value of the medical practice assets or services acquired.

     In September, 1996, the Company purchased certain assets of the medical practice of Dr. Eig, a director of the Company. Dr. Eig was elected to the Board of Directors in May 1996 and as Chairman of Doctors Health Montgomery in September 1996. Dr. Eig received 16,000 shares of Class B Common Stock and 1,000 options to acquire Class B Common Stock, valued at $7.00 per share, cash in the amount of $5,000 and a promissory note with a face value of approximately $38,000 as consideration for the acquisition.

     In December 1996, the Company purchased certain assets of the medical practice of Dr. Graw, a director of the Company since May 1996. In connection with the acquisition, Dr. Graw's limited liability partnership, which he owns with other physicians, received a limited partnership interest in MHLP equivalent to up to 74,000 shares of Class B Common Stock, an option to acquire a limited partnership interest equivalent to 20,000 shares of Class B Common Stock, exercisable at $15.00 per share, and cash for the practice's collectable accounts receivable, which will not exceed $625,000. The Company estimates that the collected accounts receivable will be approximately $425,000 and that $ 200,000 will constitute a loan payable to the Company upon repayment terms and conditions to be determined. The Company has delegated to Dr. Graw's practice, and the practice will perform, certain practice management business functions, which the Company ordinarily performs for its physicians at its headquarters. The Company reimburses Dr. Graw's practice for the expenses it incurs in performing the business management services.

     In January, 1997, the Company entered into an Agreement and Plan of Merger with Medicap, Inc. ("Medicap"), Medicap Newco, Inc., ("Newco") and Noah Investments, LLC ("Noah"), pursuant to which Medicap was merged with and into Newco, a wholly-owned subsidiary of the Company. Medicap was engaged in the business of seeking business opportunities to place Medicare patients in nursing homes and similar long term care facilities in Global Capitation Contracts. Noah was the sole stockholder of Medicap, and the owners of Noah are Alan Rifkin and certain other persons. Alan Rifkin is the brother of Scott Rifkin, M.D., the Chairman, an executive officer, and a stockholder of the Company. Pursuant to the Merger

Agreement, Noah received 10,000 shares of the Company's Class A Common Stock and the separate existence of Medicap ceased. In connection with the merger, the Company also entered into a Consulting Agreement with Alan Rifkin pursuant to which Mr. Rifkin will advise the Company with respect to the development of business opportunities for the management of global capitation of Medicare patients in nursing homes or similar long term facilities and introduce the Company to potential sources of equity financing and joint venture partners. Pursuant to the Consulting Agreement, Alan Rifkin received an option to purchase 10,000 shares of the Company's Class A Common Stock under the Company's Omnibus Plan. Alan Rifkin is a Vice President of Newco.

     In the ordinary course of business during fiscal year 1997, the Company advanced funds on behalf of certain Core Medical Groups to certain physician medical practices. The Company and the Core Medical Groups anticipate that such advances will be repaid in future periods, although such repayment schedules have not been determined. As of June 30, 1997, the Company had advanced the following amounts to the medical practices of certain directors of the Company:
Dr. LoPresti, $223,000, Dr. Lamm, $146,000, Dr. Rocha, $53,000 and Dr. Graw,
$200,000

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Documents filed as part of this Report:

       (1) Financial Statements:
           Report of Independent Public Accountants
           Consolidated Balance Sheets, as of June 30, 1996 and 1997 Consolidated Statements of Operations for the Period From February
             24, 1995 to June 30, 1995 and the Years Ending June 30, 1996 and
             1997
           Consolidated Statements of Stockholders' Equity (Deficit) for the
             Period from February 24, 1995 to June 30, 1995 and Years Ending June 30, 1996 and 1997
           Consolidated Statements of Cash Flows for the Period from February
             24, 1995 to June 30, 1995 and the Years Ending June 30, 1996 and
             1997

       (2) Financial Statement Schedules:

       (3) Exhibits:


EXHIBIT NO.                                                DESCRIPTION OF DOCUMENTS
------------  ------------------------------------------------------------------------------------------------------------------
         3.1  Articles of Amendment and Restatement dated July 15, 1997. (incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on July 21, 1997).
        10.4  Registration Rights Agreement dated February 24, 1995 by and between Registrant and St. Joseph Medical Center,
              Inc. and amendment thereto date December 1, 1995.*
        10.5  Baltimore Medical Group, LLC Operating Agreement dated February 24, 1995.*
        10.6  Agreement of Limited Partnership of Medical Holdings Limited Partnership*
        10.8  Financing Transaction Agreement.*
        10.9  Form of Exclusive Physician Participation Agreement.*
       10.11  Amended and restated Physician Services Organization Agreement of Baltimore Medical Group, LLC.*
       10.13  Form of Employment Agreement (Physician).*
       10.14  Form of Specialist Physician Employment Agreement.*
       10.17  Major Decision Agreement dated December 1, 1995 by and between the Registrant and Medical Mutual Liability
              Insurance Society of Maryland.*
       10.18  Promissory Note dated as of December 1, 1995 by and between the Registrant and Medical Mutual Liability Insurance
              Society of Maryland.*
       10.19  Non-negotiable, non-transferable Promissory Note dated February 24, 1995 by and between the Registrant and St.
              Joseph Medical Center, Inc.*
       10.20  Loan Agreement dated as of December 1, 1995 by and between the Registrant and NationsBank, N.A.*
       10.24  Employment Agreement dated as of April 1, 1995 by and between the Registrant and Paul A. Serini and amendment thereto dated January 1, 1996.*
       10.27  Form of Employment Agreement.*
       10.28  Form of Practice Transfer Agreement.*
       10.30  Free State Health Plan, Inc., IPA Service Agreement (subject to confidentiality request for certain portions of the exhibit.)*
       10.31  Binding Letter of Intent with Health Care Corporation of the Mid-Atlantic for Medicare Risk Service Agreement
              (subject to confidentiality request for certain portions of the exhibit).*
       10.32  Binding Letter of Intent with Chesapeake Health Plan for Medicare Risk Service Agreement (subject to confidentiality request for certain portions of the exhibit).*
       10.33  Memorandum of Understanding with NYLCare of the Mid-Atlantic dated September 10, 1997 (filed herewith) (subject to confidentiality request for certain portions of the exhibit).**
       10.34  Amended and Restated Physician Services Organization Agreement of Carroll Medical Group, LLC.*

       10.35  Amended and Restated Physician Services Organization Agreement with Cumberland Valley Medical Group, LLC.*
       10.36  Physician Services Organization Agreement with Doctors Health Montgomery, LLC.*
       10.37  Stock Purchase Agreement between the Registrant and Genesis Health Ventures, Inc. dated September 4, 1996, as amended.*
       10.38  Registration Rights Agreement between the Registrant and Genesis Health Ventures, Inc., dated September 4, 1996.*
       10.40  IPA Percentage of Premium Service Agreement with Chesapeake Health Plan, dated as of June 1, 1996 (subject to confidentiality request for certain portions of the exhibit).*
       10.43  Employment Agreement dated as of May 1, 1996 between the Registrant and John R. Dwyer, Jr.*
       10.44  Primary Care Limited Participation Agreement.*
       10.45  Medicare HMO--Primary Care Limited Participation Agreement.*
       10.46  Preferred Stock Purchase Agreement dated July 7, 1997 by and between the Registrant and The Beacon Group
              III--Focus Value Fund, L.P. (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on
              Form 8-K filed on July 21, 1997).
       10.47  Amendment to Stock Purchase Agreement, dated as of July 15, 1997, by and between the Registrant and The Beacon
              Group III--Focus Value Fund, L.P. (incorporated by reference to Exhibit 10.2 filed with the Company's Current
              Report on Form 8-K filed on July 21, 1997).
       10.48  Amended and Restated Stock Purchase Agreement dated July 9, 1997, as amended July 15, 1997, by and among the
              Registrant, UniversityCare L.L.C., Genesis Health Ventures, Inc., and MedLantic Management Services, Inc.
              (incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 8-K filed on July 21,
              1997).
       10.49  Shareholders' and Voting Agreement, dated July 15, 1997, by and among the Registrant, The Beacon
              Group III--Focus Value Fund and other shareholder signatories. (incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 8-K filed on July 21, 1997).
       10.50  Amended and Restated Employment Agreement with Scott Rifkin dated July 15, 1997 (filed herewith)
       10.51  Amended and Restated Employment Agreement with Alan Kimmel dated July 15, 1997 (filed herewith)
       10.52  Amended and Restated Employment Agreement with Stewart B. Gold dated July 15, 1997 (filed herewith)
       10.53  Registration Rights Agreement with the Beacon Group III Focus Value Fund, L.P. dated July 15, 1997 (filed herewith)
       10.54  Employment Agreement with Paul Serini dated April 1, 1995 as amended on January 1, 1996 (incorporated by reference to Exhibit 10.24 filed with the Registrant's Registration Statement on Form S-1 Registration Number 333-1926)
          11  Computation of Earnings Per Common and Common Equivalent Share (filed herewith)
          21  Subsidiaries of the Registrant (filed herewith)
        23.1  Consent of Grant Thornton, LLP (filed herewith)
        23.2  Consent of Arthur Andersen, LLP (filed herewith)
          27  Financial Data Schedule. (filed herewith)

---------------
  *Incorporated by reference to the exhibits to the Registrant's Registration
   Statement on Form S-1, Registration Number 333-1926, at the exhibit number set forth opposite such exhibit's description above.

 **Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this exhibit, which confidential portions have been filed separately.

(b) Reports on Form 8-K. The Registrant filed the following current Reports on Form 8-K during the quarter ended June 30, 1997 and through September 22, 1997:

       DATE OF REPORT                            ITEMS REPORTED
-----------------------------                    --------------
June 2, 1997                                           4
July 21, 1997                                          5

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DOCTORS HEALTH, INC.
                                      (Registrant)

                                      By: /s/ Stewart B. Gold
                                          -----------------------
                                          Stewart B. Gold
                                          President and
                                          Chief Executive Officer

                                      Date: September 26, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

DATE                 SIGNATURE                                        CAPACITY
-------------------  ---------------------------------------------    ----------------------------------

September 26, 1997   /s/ Stewart B. Gold                              Principal Executive Officer
                     ---------------------------------------------      Chief Executive Officer
                     Stewart B. Gold

September 26, 1997   /s/ John R. Dwyer, Jr.                           Principal Financial Officer
                     ---------------------------------------------      Executive Vice President and
                     John R. Dwyer, Jr.                                 Chief Financial Officer

September 26, 1997   /s/ Kyle Miller                                  Principal Accounting Officer
                     ---------------------------------------------      Vice President of Finance
                     Kyle Miller

September 26, 1997   /s/ Scott Rifkin, M.D.                           Chairman and
                     ---------------------------------------------      Executive Vice President
                     Scott Rifkin, M.D.

September 26, 1997   /s/ Alan Kimmel, M.D.                            Executive Vice President and
                     ---------------------------------------------      Director
                     Alan Kimmel, M.D.

September 26, 1997   /s/ Paul A. Serini                               Executive Vice President and
                     ---------------------------------------------      Director
                     Paul A. Serini

September 26, 1997   /s/ Robert A. Barish, M.D.                       Director
                     ---------------------------------------------
                     Robert A. Barish, M.D.

September   , 1997   ---------------------------------------------    Director
                     Richard L. Diamond, M.D.

September 26, 1997   /s/ Mark H. Eig, M.D.                            Director
                     ---------------------------------------------
                     Mark H. Eig, M.D.

September   , 1997   ---------------------------------------------    Director
                     John Prout

September 26, 1997   /s/ Albert Herrera, M.D.                         Director
                     ---------------------------------------------
                     Albert Herrera, M.D.

September   , 1997   ---------------------------------------------    Director
                     Robert G. Graw, Jr., M.D.

September 26, 1997   /s/ Richard R. Howard                            Director
                     ---------------------------------------------
                     Richard R. Howard

September 26, 1997   /s/ William D. Lamm, M.D.                        Director
                     ---------------------------------------------
                     William D. Lamm, M.D.

September 26, 1997   /s/ Peter J. LoPresti, D.O.                      Director
                     ---------------------------------------------
                     Peter J. LoPresti, D.O.

September 26, 1997   /s/ Thomas Mendell                               Director
                     ---------------------------------------------
                     Thomas Mendell

September   , 1997   ---------------------------------------------    Director
                     J. David Nagel, M.D.

September 26, 1997   /s/ D. Alexander Rocha, M.D.                     Director
                     ---------------------------------------------
                     D. Alexander Rocha, M.D.

September 26, 1997   /s/ Eric R. Wilkinson                            Director
                     ---------------------------------------------
                     Eric R. Wilkinson

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                              BALANCE AT     CHARGED TO    CHARGED TO                  BALANCE
                                                             BEGINNING OF    COSTS AND       OTHER       DEDUCTIONS     AT END
                       DESCRIPTION                              PERIOD        EXPENSES      ACCOUNTS     (WRITEOFFS)  OF PERIOD
----------------------------------------------------------   ------------    ----------    ----------    ---------    ----------
YEAR ENDED JUNE 30, 1996
  Allowance for doubtful receivables......................    $    43,425    $  281,096        $--       $      --    $  324,521
  Valuation allowances on deferred tax assets.............        770,000     2,152,000         --              --     2,922,000

YEAR ENDED JUNE 30, 1997
  Allowance for doubtful receivables......................    $   324,521    $   70,000        $--       $(124,000)   $  270,521
  Valuation allowances on deferred tax assets.............      2,922,000     5,204,000         --              --     8,126,000