Form 10-Q
period 1997-09-30
DOCTORS HEALTH SYSTEM INC
filed 1997-11-14
CIK 1010005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                         ------------------------------

        (MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-1926
                              DOCTORS HEALTH, INC.
                     (FORMERLY DOCTORS HEALTH SYSTEM, INC.)
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         52-1907421
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                             10451 MILL RUN CIRCLE
                                   10TH FLOOR
                          OWINGS MILLS, MARYLAND 21117

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (410) 654-5800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

     As of November 7, 1997 1,620,000 shares of the registrant's Class A Common Stock and 5,377,732 shares of the Registrant's Class B Common Stock were outstanding.

                              DOCTORS HEALTH, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1997
                               TABLE OF CONTENTS

                                                                                          Page
                                                                                           No.
                                                                                          ----
PART I.  FINANCIAL INFORMATION
         Item 1. Unaudited Consolidated Financial Statements
                 Unaudited Consolidated Balance Sheets.................................     1
                 Unaudited Consolidated Statements of Operations.......................     2
                 Unaudited Consolidated Statements of Cash Flows.......................     3
                 Notes to Unaudited Consolidated Financial Statements..................     4
         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........................     8
         Item 3. Qualitative and Quantitative Disclosures about Market Risk............    11
PART II. OTHER INFORMATION
         Item 2. Changes in Securities and Use of Proceeds.............................    11
         Item 4. Submission of Matters to a Vote of Security Holders...................    12
         Item 6. Exhibits and Reports on Form 8-K......................................    12
         SIGNATURES

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                      AS OF JUNE 30 AND SEPTEMBER 30, 1997

                                                                                                      JUNE 30,      SEPTEMBER 30,
                                                                                                        1997            1997
                                                                                                    ------------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................................................................   $  4,737,828    $ 16,300,210
  Restricted cash................................................................................        680,000         680,000
  Short-term investments.........................................................................             --       3,000,000
  Accounts receivable (net of allowance for doubtful accounts of $270,521 and $193,706 at June 30
    and September 30, 1997, respectively)........................................................      2,722,891       2,513,493
  Accounts receivable-affiliates.................................................................      1,115,885       1,071,818
  Other receivables..............................................................................      1,170,504       1,712,977
  Prepaid expenses...............................................................................        190,987         391,821
  Due from affiliates............................................................................        925,658         895,227
                                                                                                    ------------    -------------
    TOTAL CURRENT ASSETS.........................................................................     11,543,753      26,565,546

PROPERTY AND EQUIPMENT, NET......................................................................      4,205,532       4,221,241

OTHER ASSETS
  Intangibles (net of accumulated amortization of $445,148 and $611,823 at June 30 and September
    30, 1997, respectively)......................................................................      6,475,925       7,022,205
  Deferred charges (net of accumulated amortization of $515,056 and $620,548 at June 30 and
    September 30, 1997, respectively)............................................................      1,595,396         937,403
  Accrued interest receivable....................................................................        374,970         391,953
  Other receivable...............................................................................        200,000         153,000
  Deposits.......................................................................................         83,066          85,065
                                                                                                    ------------    -------------
    TOTAL OTHER ASSETS...........................................................................      8,729,357       8,589,626
                                                                                                    ------------    -------------
TOTAL ASSETS.....................................................................................   $ 24,478,642    $ 39,376,413
                                                                                                    ============    =============
LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current maturities of notes payable............................................................   $  6,007,589    $  6,119,121
  Accounts payable...............................................................................      1,108,499         184,464
  Accrued medical services.......................................................................      5,301,384       6,077,168
  Other accrued expenses.........................................................................      3,233,955       2,831,282
  Due to affiliates..............................................................................        965,204         880,288
                                                                                                    ------------    -------------
    TOTAL CURRENT LIABILITIES....................................................................     16,616,631      16,092,323
LONG-TERM OBLIGATIONS
  Notes payable..................................................................................      5,462,621       5,400,408
  Notes payable and purchase obligations-related parties.........................................      2,659,456       2,711,035
                                                                                                    ------------    -------------
    TOTAL LONG-TERM OBLIGATIONS..................................................................      8,122,077       8,111,443

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
  6.5% cumulative, Series A, $5 par value, authorized and issued 1,000,000 shares (liquidation
    value $3,500,000 plus unpaid dividends)......................................................      5,651,472       5,738,222
  Less subscription receivable...................................................................     (1,500,000)     (1,500,000)
                                                                                                    ------------    -------------
                                                                                                       4,151,472       4,238,222
  9.75% cumulative, Series B, $11.25 par value, authorized and issued 355,556 shares at June 30,
    1997 and 438,068 shares at September 30, 1997 (liquidation value $4,000,000 and $4,928,265,
    respectively, plus unpaid dividends).........................................................      4,548,945       4,449,303
  8% cumulative, Series C, $17.50 par value, authorized 1,071,428 shares; issued and outstanding
    571,428 shares (liquidation value $10,000,000 plus unpaid dividends).........................     10,581,696      10,782,152
  8% Series D, dividends payable in-kind, $10.00 par value, authorized 5,750,000 shares; issued
    and outstanding 2,000,000 shares (liquidation value $20,000,000 plus unpaid dividends).......             --      18,611,379
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.01 par value; authorized 1,000,000 shares, no shares issued.................             --              --
  Common Stock (Note 7)
    Class A, $.01 par value; authorized 20,700,000 shares, issued and outstanding 810,000 and
     1,620,000 shares at June 30 and September 30, 1997, respectively............................          8,100          16,200
    Class B, $.01 par value; authorized 10,000,000 shares, issued and outstanding 2,645,167 and
     5,328,020 shares at June 30 and September 30, 1997, respectively............................         26,452          53,280
    Class C, $.01 par value; authorized 29,050,000; no shares issued.............................             --              --
    Additional paid-in capital...................................................................      6,551,539       6,848,252
    Deferred compensation........................................................................       (912,508)       (860,476)
    Accumulated deficit..........................................................................    (25,215,762)    (28,965,665)
                                                                                                    ------------    -------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT).......................................................    (19,542,179)    (22,908,409)
                                                                                                    ------------    -------------
  TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)...   $ 24,478,642    $ 39,376,413
                                                                                                    ============    =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                                                                                        THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                                      1996             1997
                                                                                                  -------------    -------------
REVENUES
  Capitation revenue...........................................................................    $ 1,267,613      $ 4,568,707
  Net revenue..................................................................................      2,194,511        3,397,694
                                                                                                  -------------    -------------
                                                                                                     3,462,124        7,966,401
                                                                                                  -------------    -------------
EXPENSES
  Medical services expense.....................................................................      1,195,501        3,908,010
  Care center costs............................................................................      2,103,519        3,293,743
  General and administrative...................................................................      2,670,080        3,166,519
  Depreciation and amortization................................................................        224,384          476,581
                                                                                                  -------------    -------------
                                                                                                     6,193,484       10,844,853
                                                                                                  -------------    -------------
     Loss from operations......................................................................     (2,731,360)      (2,878,452)
OTHER INCOME (EXPENSE)
  Interest and other income....................................................................         69,038          296,440
  Interest expense.............................................................................       (148,215)        (328,069)
                                                                                                  -------------    -------------
                                                                                                       (79,177)         (31,629)
                                                                                                  -------------    -------------
     Loss before income taxes..................................................................     (2,810,537)      (2,910,081)
  Income taxes.................................................................................             --               --
                                                                                                  -------------    -------------
     NET LOSS..................................................................................    $(2,810,537)     $(2,910,081)
                                                                                                  =============    =============
  Loss applicable to common stock
     Net loss..................................................................................    $(2,810,537)     $(2,910,081)
     Preferred stock dividends and issuance costs accreted.....................................        223,024          805,082
                                                                                                  -------------    -------------
     Loss applicable to common stock...........................................................    $(3,033,561)     $(3,715,163)
                                                                                                  =============    =============
Net loss per share.............................................................................    $     (0.47)     $     (0.54)
                                                                                                  =============    =============
Weighted average number of shares outstanding (Note 7).........................................      6,412,434        6,928,688
                                                                                                  =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                                                                                       THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                                      1996             1997
                                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.....................................................................................    $(2,810,537)    $(2,910,081)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.............................................................        224,384         476,581
     Deferred compensation.....................................................................             --          52,032
     Changes in operating assets and liabilities, net of effects of medical practice receivables acquired
       Accounts receivable.....................................................................       (331,386)        209,398
       Accounts receivable -- affiliates.......................................................         99,607          44,067
       Prepaid expenses and other receivables..................................................       (131,513)       (760,290)
       Due from/to affiliates..................................................................        139,343         (54,485)
       Accounts payable........................................................................         63,716        (924,035)
       Accrued and other liabilities...........................................................        185,212         595,248
       Organizational costs and deferred charges...............................................       (226,122)             --
                                                                                                  -------------    -----------
          Net cash used in operating activities................................................     (2,787,296)     (3,271,565)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...........................................................       (371,222)       (211,903)
  Purchase of short-term investments...........................................................             --      (3,000,000)
  Payments for acquisitions....................................................................        (92,986)       (542,276)
  Deposits.....................................................................................        (26,668)         (1,999)
                                                                                                  -------------    -----------
          Net cash used in investing activities................................................       (490,876)     (3,756,178)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of redeemable convertible preferred stock.........................      7,489,200      18,711,361
  Borrowings under notes payable...............................................................      1,183,017              --
  Principal payments on capital lease obligations..............................................        (24,709)             --
  Payments on notes payable....................................................................       (168,115)       (121,236)
                                                                                                  -------------    -----------
          Net cash provided by financing activities............................................      8,479,393      18,590,125
          Net increase in cash and cash equivalents............................................      5,201,221      11,562,382
Cash and cash equivalents, at beginning of period..............................................      1,419,295       4,737,828
                                                                                                  -------------    -----------
Cash and cash equivalents, at end of period....................................................    $ 6,620,516     $16,300,210
                                                                                                  ============     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

     In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The consolidated financial statements for the three months ended September 30, 1996 and 1997 are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

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

NOTE 2 -- CAPITATION REVENUE AND MEDICAL SERVICES EXPENSE RECOGNITION

     As of September 30, 1997, the Company has three Global Capitation Contracts (two Medicare and one commercial) and five gatekeeper capitation contracts with seven health maintenance organizations (HMOs). (See Management's Discussion and Analysis of Operations for the definition of Global Capitation Contracts.) The gatekeeper capitation contracts represent Primary Care Physician ("PCP") capitation and the Company records no profit margin on these contracts. Under the contracts, the Company receives monthly capitation fees based on the number of enrollees electing any one of the Company's affiliated PCPs. The capitation revenue under these contracts is prepaid monthly based on the number of enrollees and is recognized as capitation revenue during the month services are provided to the enrollees. During the three months ended September 30, 1996, approximately $927,000 and $341,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the three months ended September 30, 1997, approximately $4,275,000 and $294,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements.

     The Company's commercial capitation contract also includes a provision whereby the Company can earn incentive revenue or incur medical services expenses based upon the enrollees' utilization of hospital services. Estimated amounts receivable or payable from the HMO are recorded based upon actual hospital and other institutional utilization and associated costs incurred by assigned HMO enrollees, compared to the portion of the commercial capitation fees allocated for institutional care. Differences between actual contract settlements and estimated receivables or payables relating to the arrangement are recorded in the year of settlement. Included in accrued medical services as of June 30 and September 30, 1997 is approximately $180,000 and $200,000, respectively, of estimated amounts due to the HMO under this arrangement. Also, as of June 30 and September 30, 1997, the Company has included in accrued medical services a provision of approximately $146,000 and $125,000, respectively, which represents an estimate of the loss to be incurred over the remaining term of the commercial capitation contract.

     Under the Company's two Medicare global capitation contracts, the Company has assumed responsibility for managing and paying for substantially all of the medical care for the respective payors' enrollees. Consequently, the Company does not perform an institutional incentive settlement with the HMOs under the two Medicare contracts.

     The Company is responsible for some or all of the medical services provided by its affiliated physicians and other providers to which it refers patients who are covered under global capitation contracts. The cost of medical services is recognized in the period in which the care is provided and includes an estimate of the cost of services which have been

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

NOTE 2 -- CAPITATION REVENUE AND MEDICAL SERVICES EXPENSE
          RECOGNITION -- Continued

incurred but not yet reported. The estimate for accrued medical services is calculated by pricing the open authorizations for medical services from the Company's medical management system as well as projecting the associated costs using historical studies of claims paid and actuarial assistance. Estimates are continually monitored and reviewed and, as settlements are made or estimates are adjusted, differences are reflected in current operations. As of June 30 and September 30, 1997, approximately $4,975,000 and $5,752,000, respectively, was recorded as accrued medical services for incurred but not reported services.

     The Company purchases reinsurance from independent insurance companies which limits the amount of risk it ultimately bears by providing reimbursement payments once medical services provided to an individual enrollee exceed an agreed-upon amount. Under the commercial capitation contract, the Company is insured for 90% of all medical services expense over $5,000 per enrollee per year. Under the Medicare global capitation contracts, the Company is insured for 90% of all physician and hospital medical services expense over $5,000 and $75,000, respectively, per enrollee per year. Effective July 1, 1997, the non-hospital insurance attachment point was increased from $5,000 per enrollee to $7,500 per enrollee for the commercial and Medicare contracts. During the three months ended September 30, 1996 and 1997, the Company recorded approximately $13,000 and $29,000, respectively, as reinsurance recoveries. Estimates of reinsurance receivables as of June 30 and September 30, 1997 under these arrangements were approximately $102,000 and $123,000, respectively.

NOTE 3 -- INTANGIBLE ASSETS

     As a result of the Company's acquisitions of certain practice assets and affiliations with Core Medical Groups ("CMGs") and its managed care agreements with independent practice associations ("IPAs"), the Company acquires and reports intangible assets. These assets consist principally of long-term management agreements between the Company and the CMGs and managed care contracting agreements with IPAs. As of September 30, 1997, the company has recorded $7,022,205 of net intangible assets.

NOTE 4 -- NET REVENUE

     The Company's net revenues represent the contractual management and similar fees earned under its long-term management agreements ("PSO Agreements") with CMGs. Under the PSO Agreements, the Company is contractually responsible and at risk for the operating costs of the CMGs with the exception of amounts retained by physicians. The Company's net revenues include the reimbursement of all medical practice operating costs and the contractual management fees as defined in the PSO Agreements. Contractual fees are accrued when collection is probable. Revenue from all CMGs is recorded at established rates reduced by allowances for doubtful accounts and contractual adjustments and amounts retained by physician groups.

     The following represents amounts included in the determination of net revenue:

                                                                                                        THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                                      1996             1997
                                                                                                  -------------    -------------
Gross physician revenue........................................................................    $ 5,883,910      $ 9,028,182
  Less: Provision for contractual and other adjustments........................................     (2,307,886)      (3,620,607)
Gatekeeper capitated income....................................................................        617,441        1,202,413
                                                                                                  -------------    -------------
Net physician revenue..........................................................................      4,193,465        6,609,988
Amount retained by affiliated core medical groups:
  Physicians...................................................................................      1,834,717        2,907,261
  Ancillary employees and expenses.............................................................        164,237          305,033
                                                                                                  -------------    -------------
Net revenue....................................................................................    $ 2,194,511      $ 3,397,694
                                                                                                  =============    =============

     For the three months ended September 30, 1996 and 1997, one of the CMGs comprised approximately 76% and 40%, respectively, of the Company's net revenue.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

NOTE 5 -- CAPITALIZATION

     On July 7, 1997, the Company entered into a Preferred Stock Purchase Agreement, as amended on July 15, 1997 (the "Series D Purchase Agreement") with The Beacon Group III Focus Value Fund, L.P. ("Beacon") pursuant to which the Company agreed to sell to Beacon 3,000,000 shares of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") for a purchase price of $30,000,000. The parties completed an initial purchase of 2,000,000 shares for $20,000,000 on July 15, 1997. Under the Series D Purchase Agreement, the Company expects to complete a subsequent purchase of 1,000,000 shares for $10,000,000 on or before June 30, 1998, subject to certain conditions set forth in the Series D Purchase Agreements.

     Upon the issuance of the full 3,000,000 shares of Series D Preferred Stock to Beacon, Beacon will own 100% of the Company's issued and outstanding Series D Preferred Stock and approximately 30% of the issued and outstanding capital stock of the Company, on a fully diluted basis.

     In connection with the issuance of its Series D Preferred Stock, the Company amended its Amended and Restated Articles of Incorporation (the "Restated Articles") to, among other things, (a) authorize 5,750,000 shares of Series D Convertible Preferred Stock, (b) amend or revise certain of the terms and conditions of its currently authorized and issued Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock, (c) increase the size of its Board of Directors from nineteen to twenty members, (d) elect two of Beacon's designees to the Company's Board of Directors and Executive Committee, (e) modify the composition and authority of the Company's Executive Committee, and (f) change the name of the Company to "Doctors Health, Inc.".

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

     In connection with Beacon's investment in the Company, the Company also entered into, among other agreements, (a) a Shareholders' Agreement and Voting Trust, which supersedes the Company's Stockholders Agreement and provides, among other things, for certain restrictions on the sale and transfer of all classes of the Company's capital stock, and (b) a Registration Rights Agreement with Beacon which provides Beacon with certain rights to require the Company to register with the Securities and Exchange Commission Beacon's shares of Series D Preferred Stock for resale.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

NOTE 6 -- NOTES PAYABLE

     Notes Payable as of September 30, 1997 are as follows:

                                                                                                DATE OF
DESCRIPTION                                                                                    MATURITY            AMOUNT
-----------                                                                                -----------------    ------------
NationsBank Credit Facility.............................................................   December 31, 1997    $  4,000,000
HBO & Company Note Payable..............................................................      May 14, 1998         2,000,000
Note Payable to Series C Preferred Stockholder..........................................    January 31, 1999       5,283,036
Other Notes Payable.....................................................................        Various              236,493
                                                                                                                ------------
  Total Notes Payable........................................................................................     11,519,529
  Less: Current Maturities of Notes Payable..................................................................      6,119,121
                                                                                                                ------------
     Long-Term Notes Payable.................................................................................   $  5,400,408
                                                                                                                ============

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion regarding the Company's refinancing of certain of the above amounts.

NOTE 7 -- STOCK SPLIT-UP

     Effective September 30, 1997, the Company's outstanding common stock was split-up 2 for 1 effected in the form of a dividend (the "Stock Split-up"). The net loss per share for all periods presented have been restated to reflect the Stock Split-up. As a result of certain adjustment provisions in the Company's Restated Articles and in applicable option, and warrant agreements, the number of shares of common stock into which each then outstanding share of Preferred Stock, option or warrant is convertible, exerciseable or exchangeable, as the case may be, was automatically increased by a ratio of two to one on the effective date of the Stock Split-up.

NOTE 8 -- SUBSEQUENT EVENTS

     On October 3, 1997, the Company and an HMO entered into a new global capitation contract for Medicare enrollees and an agreement to manage the HMO's network of primary care and specialty physicians. Under the agreement, effective October 1, 1997, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 10,000 enrollees in exchange for a capitation fee. The term of the agreement is for three years with annual renewals after the initial term has expired. The Company expects to realize capitation revenue of approximately $4,000,000 per month from this new agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     The Company is a physician driven managed care and medical management company which conducts its business through a network consisting of primary care physicians ("PCPs"), specialists, hospitals and other health care providers (the "Network"). As of September 30, 1997, the Network included approximately 2,500 physicians in the state of Maryland and Virginia, including approximately 260 PCPs, 210 obstetrician-gynecologists and 2,030 specialists.

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

     The Company's overall strategy is to deliver health care at a cost which is less than the revenues it receives under Global Capitation Contracts with Payors (the "Global Capitation Contracts"). The Global Capitation Contracts obligate the Company to provide primary care, specialist, hospital and other services to enrollees (persons entitled to health care services through their employers or, with respect to elderly persons, through the federal government's Medicare program) of Payors (the "Global Capitation Contracts"). Enrollees are sometimes referred to as capitated lives. The Company seeks to ensure the delivery of high quality, cost-effective health care by (i) delivering preventive medical care services to reduce high-cost, acute care episodes; (ii) arranging for the cost-effective delivery of health care services through managed care contracting arrangements with various health care providers; and (iii) managing certain medical cases to seek favorable treatment results for patients.

     As a managed care company, the Company negotiates and enters into Global Capitation Contracts, pursuant to which (i) Payors pay the Company a fixed amount per month based on the number of enrollees who have selected a PCP in the Network and (ii) the Company pays the health care providers within the Network, or those having other contractual arrangements with the Company for providing the required medical care. The Company also receives a management fee derived from revenues earned by certain physician medical groups it has organized (the "Core Medical Groups") pursuant to certain long-term management agreements between the Core Medical Groups and the Company ("PSO Agreements"). The PCPs who have affiliated with the Company designate the Company as their agent for the purpose of negotiating Global Capitation Contracts and other managed care contracts.

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

     The Company expects that the greatest contributor to operating income will be Capitation Revenue. The Company's level of profitability associated with Capitation Revenue will depend on (i) increasing the number of PCPs in the Company's Networks and increasing the number of networks the Company manages;
(ii) attracting patients to enroll in benefit plans that enter into Global Capitation Contracts with the Company (principally Medicare beneficiaries);
(iii) securing additional, Global Capitation Contracts and maintaining existing Global Capitation Contracts with adequate reimbursement rates; and (iv) assisting PCPs in managing the delivery of high quality care at a cost less than the payments received under the Global Capitation Contracts.

  RESULTS OF OPERATIONS

     The Company's operating results are significantly affected by the number of PCPs in the Network, the number of PCPs participating in Global Capitation Contracts, the number of Global Capitation Contracts in which the Company participates, and the number of patients enrolled in benefit plans under Global Capitation Contracts with the Company. The following table summarizes the Company's history with respect to PCPs, executed Global Capitation Contracts and patients enrolled in benefit plans under Global Capitation Contracts with the
Company:

                                                                                  JUNE 30,    JUNE 30,    JUNE 30,    SEPTEMBER 30,
                                                                                    1995        1996        1997          1997
                                                                                  --------    --------    --------    -------------
Number of PCPs in the Network..................................................      24            59         197           258
Number of PCPs participating in Global Capitation Contracts....................       0            45*        110*          109*
Number of Global Capitation Contracts..........................................       0             3           3             3
Number of Global Capitation Contract Patients:
  Commercial...................................................................       0         2,039       4,943         5,561
  Medicare.....................................................................       0           491       3,256         3,509

---------------
*There is a lag between when physicians join networks and when they become eligible to participate in Global Capitation Contracts as a result of the credentialing and enpaneling processes and other internal Company procedures.

     The following table sets forth for the three months ended September 30, 1996 and 1997 selected financial data expressed as a percentage of total revenues. Because of the Company's limited operating history, the limited period in which it has been assisting and managing PCPs, its limited experience with full and shared-risk capitation arrangements and the growth of the Company's revenues, the Company does not believe that the period to period comparisons, percentage relationships within periods and apparent trends set forth below are necessarily indicative of future operations.

                                                                                                        THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                                      1996             1997
                                                                                                  -------------    -------------
Capitation revenue.............................................................................        36.6%            57.3%
Net revenue....................................................................................        63.4%            42.7%
                                                                                                  -------------    -------------
Total revenues.................................................................................       100.0%           100.0%

Medical services expense.......................................................................        34.5%            49.1%
Care center costs..............................................................................        60.8%            41.3%
General and administrative.....................................................................        77.1%            39.7%
Depreciation and amortization..................................................................         6.5%             6.0%
Interest and other income......................................................................        (2.0)%           (3.7)%
Interest expense...............................................................................         4.3%             4.1%
Income tax expense.............................................................................          --               --
                                                                                                  -------------    -------------
Net loss.......................................................................................       (81.2)%          (36.5)%
                                                                                                  =============    =============

  THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     TOTAL REVENUES. The Company's total revenues increased to $7,966,401 for the three months ended September 30, 1997 from $3,462,124 for the three months ended September 30, 1996. Capitation revenue increased to $4,568,707 ($4,274,995 due to Global Capitation Contracts and $293,712 due to Gatekeeper Capitation Contracts) or 57.3% of total revenues for the three months ended September 30, 1997, compared to $1,267,613 ($926,613 due to Global Capitated Contracts and $341,000 due to Gatekeeper Capitation Contracts) or 36.6% of total revenues in 1996. This increase in Capitation Revenue from 1996 to 1997 is primarily attributable to an increase in the number of PCPs affiliated with the Company from 61 to 258, the increase in the number of PCPs participating in Global Capitation Contracts from 45 to 109 and the increase in the number of enrollees participating in the Company's Global Capitation Contracts from 3,139 to 9,070. The Company expects the Capitation Revenue to increase in total and as a percentage of total revenues due to the increase in the number of enrollees participating in the Company's Global Capitation Contracts and the new Medicare global capitation contract effective October 1, 1997 as discussed above.

     MEDICAL SERVICES EXPENSE. Medical services expense was $3,908,010 or 49.1% of total revenue for the three months ended September 30, 1997 compared to $1,195,501 or 34.5% of total revenue for the three months ended September 30, 1996. This increase resulted from the increase in the number of PCPs participating in Global Capitation Contracts from 45 to

109, and the increase in the number of enrollees participating in the Company's Global Capitation Contracts from 3,139 to 9,070. The Company expects these expenses to increase due to the increase in the number of PCPs participating in Global Capitation Contracts with the Company and the new Medicare global capitation contract effective October 1, 1997 as discussed above.

     CARE CENTER COSTS. Care center costs increased to $3,293,743 or 41.3% of total revenues for the three months ended September 30, 1997 from $2,103,519 or 60.8% of total revenues for the three months ended September 30, 1996. This increase in the dollar amount of care center costs resulted from the increase in the number of physicians in CMGs from 59 to 98. The Company expects that these expenses will continue to decline as a percentage of total revenues because the Company anticipates that it will not add a significant number of physicians to the CMGs in the future.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3,166,519 or 39.7% of total revenue for the three months ended September 30, 1997 from $2,670,080 or 77.1% of total revenues for the three months ended September 30, 1996. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, acquisitions, network development and care management departments and additional operating costs incurred in adding physicians to the Company's Network and attracting patients who enroll in benefit plans under Global Capitation Contracts. While these expenses are expected to increase as the Company adds PCPs, the Company expects that these expenses will continue to decline as a percentage of total revenues.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $476,581 or 6.0% of total revenues for the three months ended September 30, 1997 from $224,384 or 6.5% of total revenues for the three months ended September 30, 1996. The increase in dollar amount resulted primarily from intangible assets acquired in connection with the purchase of certain medical practice assets from PCPs, as well as the purchase of certain fixed assets.

     INTEREST AND OTHER INCOME. Interest and other income increased to $296,440 or 3.7% of total revenues for the three months ended September 30, 1997 from $69,038 or 2.0% of total revenues for the three months ended September 30, 1996. The increase in dollar amount resulted primarily from the increase in cash and cash equivalents and short-term investments.

     INTEREST EXPENSE. Interest expense increased to $328,069 or 4.1% of total revenues for the three months ended September 30, 1997 from $148,215 or 4.3% of total revenues for the three months ended September 30, 1996. These dollar increases resulted primarily from the increase in the level of borrowings.

     INCOME TAX EXPENSE. In light of the Company's loss and its full valuation allowance for deferred tax assets, for the three months ended September 30, 1997 and 1996, the Company did not require a provision for income taxes.

     NET LOSS. The Company had a net loss of $2,910,081 for the three months ended September 30, 1997 compared to $2,810,537 for the three months ended September 30, 1996.

     LOSS APPLICABLE TO COMMON STOCK. In arriving at loss applicable to common stock, the Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders and the amortization of Redeemable Convertible Preferred Stock issuance costs. The net loss applicable to common stock was $3,715,163 for the three months ended September 30, 1997 compared to $3,033,561 for the three months ended September 30, 1996.

  LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. As of September 30, 1997, the Company had working capital of $10,473,223. The Company's working capital position at September 30, 1997 was substantially derived from the July 7, 1997 transaction whereby, the Company entered into a Preferred Stock Purchase Agreement, as amended on July 15, 1997 ("the Series D Purchase Agreement"), with Beacon pursuant to which the Company agreed to sell to Beacon 3,000,000 shares of the Company's Series D Redeemable Convertible Preferred Stock for a purchase price of $30,000,000. The parties completed an initial purchase of 2,000,000 shares for $20,000,000 on July 15, 1997 resulting in net proceeds of $18,711,361 under the Series D Purchase Agreement. The Company expects to complete a subsequent purchase of 1,000,000 shares for $10,000,000 on or before June 30, 1998, subject to certain conditions set forth in the Series D Purchase Agreement.

     The Company has established an $11,000,000 credit facility ("Credit Facility") with Chase Manhattan Bank, N.A. ("Chase") for the purpose of refinancing its NationsBank Credit Facility of $4,000,000 which has a maturity of December 31, 1997. In addition, the Credit Facility will support a $4,400,000 standby letter of credit which will be required under the Company's new Global Capitation Contract as described above. The maturity date of the $11,000,000 Credit Facility will be November 1, 1998. The Credit Facility will be collateralized by the Company's cash assets under management with Chase

Asset Management, Inc. and charge interest at the rate of approximately 6.5%. Under the terms of the Beacon transaction, any or all of the notes payable not refinanced may be retired with a portion of the remaining $10,000,000 to be invested by Beacon on or before June 30, 1998.

     CASH FLOW. Net cash used in operating activities was $3,271,565 for the three months ended September 30, 1997, compared to $2,787,296 in 1996. The use of cash for operating activities for the three months ended September 30, 1997 resulted primarily from (i) $2,910,081 in net losses, (ii) a $760,290 increase in prepaid expenses and other receivables, (iii) a $924,035 reduction in accounts payable offset by (iv) a $595,248 increase in accrued and other liabilities and (v) depreciation and amortization of $476,581.

     Net cash used in investing activities was $3,756,178 for the three months ended September 30, 1997, compared to $490,876 in 1996. The use of cash for investing activities for the three months ended September 30, 1997 was primarily from (i) the purchase of a $3,000,000 certificate of deposit and (ii) $542,276 of cash for payments for acquisitions.

     Net cash provided by financing activities was $18,590,125 for the three months ended September 30, 1997, compared to $8,479,393 in 1996. (See the Beacon transaction described above.)

     Until the Company attracts an adequate number of Capitated Lives in Global Capitation Contracts, the Company expects to incur operating losses and experience negative operating cash flows. The Company believes that its cash and cash equivalents as of September 30, 1997 and internally-generated cash will be sufficient to fund the Company's operations through June 30, 1998. Subsequent to June 30, 1998, the Company will require additional capital to fund operations, potential acquisitions and other Company commitments. At that time, the Company will seek additional capital through internally-generated funds or outside sources, but there is no assurance that the Company will be able to obtain such capital.

                  FORWARD LOOKING STATEMENTS AND FACTORS THAT
                           MAY AFFECT FUTURE RESULTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     CHANGES IN SECURITIES

     The information required by this item has been previously reported in the Registrant's Annual Report on Form 10-K filed on September 29, 1997 and the Report on Form 8-K filed on July 21, 1997.

     USE OF PROCEEDS

     Between January 24, 1997 and September 30, 1997, the Registrant transferred 142,020 shares of Class B Common Stock and options to purchase 66,000 shares of Class B Common Stock (adjusted for a two-for-one stock split up completed on September 30, 1997) in connection with physician affiliation transactions. The Registrant received assets and contractual services which have been integrated into the Company's operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of the Company's stockholders held on August 13, 1997, one matter was voted upon by the Company's stockholders. The Company's stockholders approved re-incorporation of the Company as a Delaware corporation by (a) establishing a Delaware subsidiary, Doctors Health Inc. ("Doctors Health Delaware") by filing of a Certificate of

Incorporation with the state of Delaware and (b) the merger of the current Maryland corporation, Doctors Health, Inc. with Doctors Health Delaware, with Doctors Health Delaware surviving. The vote to approve such transactions was as follows:

     FOR               7,412,496
     AGAINST                   0
     ABSTENTIONS               0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     11       --  Statement regarding computation of per share earnings
     27       --  Financial Data Schedule

     (b) Reports on Form 8-K.

     The registrant filed the following current Reports on Form 8-K during the quarter ended September 30, 1997:

                  DATE OF REPORT         ITEMS REPORTED
                 ----------------        --------------
                  July 21, 1997                 5
                 October 3, 1997                5

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DOCTORS HEALTH, INC.


                                         By: /s/ John R. Dwyer, Jr.
                                             ----------------------
                                             John R. Dwyer, Jr.
                                             Chief Financial Officer