Form 10-Q
period 1997-12-31
DOCTORS HEALTH SYSTEM INC
filed 1998-02-13
CIK 1010005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                         ------------------------------

        (MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

     As of February 10, 1998 1,670,000 shares of the registrant's Class A Common Stock and 5,467,922 shares of the Registrant's Class B Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DOCTORS HEALTH, INC.
                                   FORM 10-Q
                               DECEMBER 31, 1997
                               TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                NO.
                                                                                                                ----
PART I.          FINANCIAL INFORMATION
                 Item 1. Unaudited Consolidated Financial Statements
                         Unaudited Consolidated Balance Sheets...............................................     1
                         Unaudited Consolidated Statements of Operations.....................................     2
                         Unaudited Consolidated Statements of Cash Flows.....................................     3
                         Notes to Unaudited Consolidated Financial Statements................................     4
                 Item 2. Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.......................................     8
                 Item 3. Qualitative and Quantitative Disclosures about Market Risk..........................    14

PART II.         OTHER INFORMATION
                 Item 2. Changes in Securities and Use of Proceeds                                               14
                 Item 4. Submission of Matters to a Vote of Security Holders.................................    14
                 Item 6. Exhibits and Reports on Form 8-K....................................................    14

                 SIGNATURES..................................................................................    15

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                      AS OF JUNE 30 AND DECEMBER 31, 1997

                                                                                                      JUNE 30,      DECEMBER 31,
                                                                                                        1997            1997
                                                                                                    ------------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................................................................   $  4,737,828    $ 20,574,342
  Restricted cash................................................................................        680,000         680,000
  Short-term investments.........................................................................             --       3,000,000
  Accounts receivable (net of allowance for doubtful accounts of $270,521 at June 30, 1997 and
    $193,706 at December 31, 1997, respectively).................................................      2,722,891       2,295,559
  Accounts receivable-affiliates.................................................................      1,115,885       1,048,787
  Other receivables..............................................................................      1,170,504       2,199,743
  Prepaid expenses...............................................................................        190,987         493,888
  Due from affiliates............................................................................        925,658       1,141,331
                                                                                                    ------------    -------------
    TOTAL CURRENT ASSETS.........................................................................     11,543,753      31,433,650

PROPERTY AND EQUIPMENT, NET......................................................................      4,205,532       4,068,845

OTHER ASSETS
  Intangibles (net of accumulated amortization of $445,148 at June 30, 1997 and $791,174
    at December 31, 1997, respectively)..........................................................      6,475,925       7,327,492
  Deferred charges (net of accumulated amortization of $304,537 at June 30, 1997 and $516,100
    at December 31, 1997, respectively)..........................................................        924,334         185,541
  Accrued interest receivable....................................................................        374,970         422,697
  Other receivable...............................................................................        200,000         142,456
  Deposits.......................................................................................         83,066         104,716
                                                                                                    ------------    -------------
    TOTAL OTHER ASSETS...........................................................................      8,058,295       8,182,902
                                                                                                    ------------    -------------
TOTAL ASSETS.....................................................................................   $ 23,807,580    $ 43,685,397
                                                                                                    ------------    -------------
                                                                                                    ------------    -------------
LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current maturities of notes payable............................................................   $  6,007,589    $  6,049,670
  Accounts payable...............................................................................      1,108,499         288,473
  Accrued medical services.......................................................................      5,301,384      16,210,383
  Other accrued expenses.........................................................................      3,933,955       3,913,135
  Due to affiliates..............................................................................        265,204         114,551
                                                                                                    ------------    -------------
    TOTAL CURRENT LIABILITIES....................................................................     16,616,631      26,576,212
LONG-TERM OBLIGATIONS
  Note payable...................................................................................      5,462,621       5,516,951
  Notes payable and purchase obligations-related parties.........................................      2,659,456       2,279,862
                                                                                                    ------------    -------------
    TOTAL LONG-TERM OBLIGATIONS..................................................................      8,122,077       7,796,813

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
  6.5% cumulative, Series A, $5 par value, authorized and issued 1,000,000 shares
    (liquidation value $3,500,000 plus unpaid dividends).........................................      5,651,472       5,824,972
  Less subscription receivable...................................................................     (1,500,000)     (1,500,000)
                                                                                                    ------------    -------------
                                                                                                       4,151,472       4,324,972
  9.75% cumulative, Series B, $11.25 par value, authorized and issued 355,556 shares at June 30,
    1997 (liquidation value $4,000,000 plus unpaid dividends); 8% cumulative, Series B $11.25 par value, authorized and issued 438,068 shares at December 31, 1997 (liquidation value
    $4,928,265 plus unpaid dividends)............................................................      4,548,945       4,573,716
  8% cumulative, Series C, $17.50 par value, authorized 1,071,428 shares at June 30, 1997 and
    1,500,000 at December 31, 1997; issued and outstanding 571,428 shares (liquidation value
    $10,000,000 plus unpaid dividends)...........................................................     10,581,696      10,982,608
  8% Series D, dividends payable in-kind, $10.00 par value, authorized 5,750,000 shares; issued and outstanding 2,034,666 shares at December 31, 1997 (liquidation value $20,000,000 plus
    unpaid dividends)............................................................................             --      19,113,136
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock (Note 7)
    Class A, $.01 par value; authorized 20,700,000 shares, issued and outstanding 810,000 and
     1,620,000 shares at June 30 and December 31, 1997, respectively.............................          8,100          16,200
    Class B, $.01 par value; authorized 10,000,000; issued and outstanding 2,645,167 and
     5,336,732 shares at June 30 and December 31, 1997, respectively.............................         26,452          53,367
    Class C, $.01 par value; authorized 29,050,000; no shares issued.............................             --              --
  Preferred Stock, $.01 par value; authorized 1,000,000 shares, no shares issued.................             --              --
  Additional paid in capital.....................................................................      5,880,477       6,064,095
  Deferred compensation..........................................................................       (912,508)       (808,444)
  Accumulated deficit............................................................................    (25,215,762)    (35,007,278)
                                                                                                    ------------    -------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT).......................................................    (20,213,241)    (29,682,060)
                                                                                                    ------------    -------------
  TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)...   $ 23,807,580    $ 43,685,397
                                                                                                    ------------    -------------
                                                                                                    ------------    -------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                       1996             1997             1996             1997
                                                                   -------------    -------------    -------------    -------------
REVENUES
  Capitation revenue............................................    $ 2,219,562      $16,947,591      $ 3,487,175      $21,516,298
  Net revenue...................................................      2,705,841        3,861,914        4,900,352        7,259,608
                                                                   -------------    -------------    -------------    -------------
                                                                      4,925,403       20,809,505        8,387,527       28,775,906
                                                                   -------------    -------------    -------------    -------------
EXPENSES
  Medical services expense......................................      2,550,395       17,956,899        3,745,896       21,864,909
  Care center costs.............................................      2,696,243        3,740,894        4,799,762        7,034,637
  General and administrative....................................      3,184,390        3,726,381        5,854,470        6,892,900
  Depreciation and amortization.................................        288,693          550,239          513,077        1,026,820
                                                                   -------------    -------------    -------------    -------------
                                                                      8,719,721       25,974,413       14,913,205       36,819,266
                                                                   -------------    -------------    -------------    -------------
     Loss from operations.......................................     (3,794,318)      (5,164,908)      (6,525,678)      (8,043,360)

OTHER INCOME (EXPENSE)
  Interest and other income.....................................         68,767          342,618          137,805          639,058
  Interest expense..............................................       (158,729)        (305,947)        (306,944)        (634,016)
                                                                   -------------    -------------    -------------    -------------
                                                                        (89,962)          36,671         (169,139)           5,042
                                                                   -------------    -------------    -------------    -------------
     Loss before income taxes...................................     (3,884,280)      (5,128,237)      (6,694,817)      (8,038,318)
  Income taxes..................................................             --               --               --               --
                                                                   -------------    -------------    -------------    -------------
     NET LOSS...................................................    $(3,884,280)     $(5,128,237)     $(6,694,817)     $(8,038,318)
                                                                   -------------    -------------    -------------    -------------
                                                                   -------------    -------------    -------------    -------------
  Loss applicable to common stock
     Net loss...................................................    $(3,884,280)     $(5,128,237)     $(6,694,817)     $(8,038,318)
     Preferred stock dividends and accretion....................        328,761          913,376          551,785        1,718,458
                                                                   -------------    -------------    -------------    -------------
     Loss applicable to common stock............................    $(4,213,041)     $(6,041,613)     $(7,246,602)     $(9,756,776)
                                                                   -------------    -------------    -------------    -------------
                                                                   -------------    -------------    -------------    -------------
Net loss per share..............................................    $     (0.63)     $     (0.87)     $     (1.11)     $     (1.42)
                                                                   -------------    -------------    -------------    -------------
                                                                   -------------    -------------    -------------    -------------
Weighted Average number of common shares outstanding (Note 7)...      6,646,608        6,908,362        6,529,522        6,877,527
                                                                   -------------    -------------    -------------    -------------
                                                                   -------------    -------------    -------------    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                       1996             1997             1996             1997
                                                                   -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss......................................................    $(3,884,280)     $(5,128,237)     $(6,694,817)     $(8,038,318)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..............................        288,693          550,239          513,077        1,026,820
     Deferred compensation......................................             --           52,032               --          104,064
     Changes in operating assets and liabilities, net of effects of medical practice receivables acquired
       Accounts receivable......................................        532,265          217,934          201,029          427,332
       Accounts receivable -- affiliates........................       (222,362)          23,031         (122,755)          67,098
       Prepaid expenses and other receivables...................       (646,138)        (619,577)        (777,651)      (1,379,867)
       Due from/to affiliates...................................        296,156         (311,841)         435,499         (366,326)
       Accounts payable.........................................        244,606          104,009          308,322         (820,026)
       Accrued and other liabilities............................      1,426,787       10,425,286        1,611,999       11,020,534
       Organizational costs and deferred charges................       (540,801)         (25,270)        (766,923)         (25,270)
                                                                   -------------    -------------    -------------    -------------
          Net cash (used in) provided by
            operating activities................................     (2,505,074)       5,287,606       (5,292,220)       2,016,041

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment............................       (474,306)        (110,216)        (707,923)        (322,119)
  Purchase of short-term investments............................             --               --                        (3,000,000)
  Payments for acquisitions.....................................       (592,373)        (589,309)        (823,114)      (1,131,585)
  Deposits......................................................         (9,589)         (19,651)         (36,257)         (21,650)
                                                                   -------------    -------------    -------------    -------------
          Net cash used in investing activities.................     (1,076,268)        (719,176)      (1,567,294)      (4,475,354)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of redeemable convertible preferred
     stock......................................................             --               --        7,489,200       18,711,361
  Borrowings under notes payable................................             --        4,000,000        1,183,017        4,000,000
  Principal payments on capital lease obligations...............        (26,014)              --          (50,723)              --
  Payments on notes payable.....................................       (130,111)      (4,294,298)        (298,226)      (4,415,534)
                                                                   -------------    -------------    -------------    -------------
          Net cash (used in) provided by
            financing activities................................       (156,125)        (294,298)       8,323,268       18,295,827
          Net increase (decrease) in cash and
            cash equivalents....................................     (3,737,467)       4,274,132        1,463,754       15,836,514
Cash and cash equivalents, at beginning of period...............      6,620,516       16,300,210        1,419,295        4,737,828
                                                                   -------------    -------------    -------------    -------------
Cash and cash equivalents, at end of period.....................    $ 2,883,049      $20,574,342      $ 2,883,049      $20,574,342
                                                                   -------------    -------------    -------------    -------------
                                                                   -------------    -------------    -------------    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

     The consolidated financial statements for the three months and six months ended December 31, 1996 and 1997 are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), which requires that entities with complex capital structures, such as the Company, disclose both basic and diluted earnings per share. The Company adopted this standard during the quarter ended December 31, 1997. Due to the Company's operating losses, implementation of the standard did not have a material affect on the Company's earnings per share.

     During January 1998, the Emerging Issues Task Force of the FASB issued EITF 97-2 which addressed issues related to the consolidation of professional corporation revenues and the accounting for business combinations. The Company does not believe that EITF 97-2 is currently applicable to the Company.

NOTE 2 -- CAPITATION REVENUE AND MEDICAL SERVICES EXPENSE RECOGNITION

     As of December 31, 1997, the Company has four Global Capitation Contracts (three Medicare and one commercial) and five gatekeeper capitation contracts with eight health maintenance organizations (HMOs). (See Management's Discussion and Analysis of Operations for the definition of Global Capitation Contracts.) The gatekeeper capitation contracts represent Primary Care Physician ("PCP") capitation and the Company records no profit margin on these contracts. Under the Global Capitation Contracts, the Company receives monthly capitation fees based on the number of enrollees electing any one of the Company's affiliated PCPs. The capitation revenue under these contracts is prepaid monthly based on the number of enrollees and is recognized as capitation revenue during the month services are provided to the enrollees. During the three months ended December 31, 1996, approximately $1,572,229 and $647,333, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the three months ended December 31, 1997, approximately $16,681,783 and $265,808, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the six months ended December 31, 1996, approximately $2,498,842 and $988,333, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the six months ended December 31, 1997, approximately $20,956,777 and $559,521, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements.

     The Company's commercial capitation contract also includes a provision whereby the Company can earn incentive revenue or incur medical services expenses based upon the enrollees' utilization of hospital services. Estimated amounts receivable or payable from the HMO are recorded based upon actual hospital and other institutional utilization and associated

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

NOTE 2 -- CAPITATION REVENUE AND MEDICAL SERVICES EXPENSE
RECOGNITION -- Continued
costs incurred by assigned HMO enrollees, compared to the portion of the commercial capitation fees allocated for institutional care. Differences between actual contract settlements and estimated receivables or payables relating to the arrangement are recorded in the year of settlement. Included in accrued medical services as of June 30, 1997 and December 31, 1997 is approximately $180,000, and $220,000, respectively, of estimated amounts due to the HMO under this arrangement.

     Under the Company's three Medicare Global Capitation Contracts, the Company has assumed responsibility for managing and paying for substantially all of the medical care for the respective payors' enrollees. Consequently, the Company does not perform an institutional incentive settlement with the HMO's under the three Medicare contracts.

     The Company is responsible for some or all of the medical services provided by its affiliated physicians and other providers to which it refers patients who are covered under global capitated contracts. The cost of medical services is recognized in the period in which the care is provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical services is calculated by pricing the open authorizations for medical services from the Company's medical management system as well as projecting the associated costs using historical studies of claims paid and actuarial assistance. Estimates are continually monitored and reviewed and, as settlements are made, estimates are adjusted, and differences are reflected in current operating results. As of June 30, 1997, and December 31, 1997, approximately $4,975,000, and $15,885,000, respectively, was recorded as accrued medical services for incurred but not reported services.

     The Company purchases reinsurance from independent insurance companies which limits the amount of risk it ultimately bears by providing reimbursement payments once medical services provided to an individual enrollee exceed an agreed-upon amount. Under the commercial capitation contract, the Company is insured for 90% of all medical services expense over $7,500 per enrollee per year. Under the Medicare global capitation contracts, the Company is insured for 90% of all physician and hospital medical services expense over $7,500 and $75,000, respectively, per enrollee per year. Prior to July 1, 1997, the non-hospital insurance attachment point was $5,000 per enrollee per year for the commercial and Medicare contracts. During the six months ended December 31, 1996 and 1997, the Company recorded approximately $13,500 and $62,000, respectively, as reinsurance recoveries. Estimates of reinsurance receivables as of June 30, 1997, and December 31, 1997 under these arrangements were approximately $102,000 and $116,000, respectively.

NOTE 3 -- INTANGIBLE ASSETS

     As a result of the Company's acquisitions of certain practice assets and affiliations with Core Medical Groups ("CMGs") and its managed care agreements with independent practice associations ("IPAs"), the Company acquires and reports intangible assets. These assets consist principally of long-term management agreements between the Company and the CMGs and managed care contracting agreements with IPAs. As of December 31, 1997, the company has recorded $7,327,492 of net intangible assets.

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

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

     The following represents amounts included in the determination of net revenue:


                                                                    THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                                       ENDED           ENDED           ENDED           ENDED
                                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                        1996            1997            1996            1997
                                                                    ------------    ------------    ------------    ------------
Gross physician revenue..........................................   $  7,820,725    $ 10,022,238    $ 13,704,635    $ 19,050,420
     Less: Provision for contractual and other adjustments.......     (3,348,485)     (4,868,421)     (5,656,371)     (8,489,028)
Gatekeeper capitated income......................................        775,063       1,058,837       1,392,504       2,261,250
                                                                    ------------    ------------    ------------    ------------
Net physician revenue............................................      5,247,303       6,212,654       9,440,768      12,822,642
Amount retained by affiliated core medical groups:
     Physicians..................................................      2,490,249       2,054,651       4,324,966       4,961,912
     Ancillary employees and expenses............................         51,213         296,089         215,450         601,122
                                                                    ------------    ------------    ------------    ------------
Net revenue......................................................   $  2,705,841    $  3,861,914    $  4,900,352    $  7,259,608
                                                                    ------------    ------------    ------------    ------------
                                                                    ------------    ------------    ------------    ------------


     For the three months ended December 31, 1996 and 1997, one of these CMGs comprised approximately 69% and 40%, respectively, of the Company's net revenue.

NOTE 5 -- NOTES PAYABLE

     Notes Payable as of December 31, 1997 are as follows:

                                                                             DATE OF
DESCRIPTION                                                                 MATURITY          AMOUNT
---------------------------------------------------------------------   -----------------   -----------
Chase Manhattan Bank, N.A. Credit Facility                               November 1, 1998   $ 4,000,000
HBO & Company Note Payable                                                   May 14, 1998     2,000,000
Note Payable to Series C Preferred Stockholder                           January 31, 1999     5,423,592
Other Notes Payable                                                          Various            143,029
                                                                                            -----------
  Total Notes Payable                                                                        11,566,621

  Less: Current Maturities of Notes Payable                                                   6,049,670
                                                                                            -----------

     Long-Term Notes Payable                                                                $ 5,516,951
                                                                                            -----------
                                                                                            -----------

     The Company has established an $11,000,000 credit facility ("Credit Facility") with Chase Manhattan Bank, N.A. ("Chase") for the purpose of refinancing its NationsBank Credit Facility of $4,000,000, which was repaid in November 1997. In addition, the Credit Facility supports a $4,400,000 standby letter of credit which is required under the Company's Global Capitation contract discussed in Note 8. The maturity date of the $11,000,000 Credit Facility is November 1, 1998. The Credit Facility is collateralized by, among other assets, the Company's cash assets under management with Chase Asset Management, Inc. and charges interest at an annual rate of approximately 6.5%.

NOTE 6 -- CAPITALIZATION

     On July 7, 1997 the Company entered into a Preferred Stock Purchase Agreement, which was amended on July 15, 1997 (the "Series D Purchase Agreement"), with The Beacon Group III -- Focus Value Fund, L.P. ("Beacon") pursuant to which the Company agreed to sell to Beacon 3,000,000 shares of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") for an aggregate purchase price of $30,000,000. The parties completed an initial purchase of 2,000,000 shares of $20,000,000 on July 15, 1997. The Company incurred issuance costs of approximately $1,289,000 in connection with the Series D financing including financing and due diligence fees. The $18,711,000 in net proceeds will be used to fund the expansion of the company and operating losses. Under the Series D Purchase Agreement, the Company expects to complete a subsequent sale of 1,000,000 shares for $10,000,000 on or before June 30, 1998, subject to certain

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
conditions set forth in the Series D Purchase Agreement. Such conditions include that no event or change shall have caused any material adverse effect on the Company's business, assets, liabilities, properties, condition, prospects, operations or results of operations of the Company.

NOTE 7 -- STOCK SPLIT-UP

     Effective September 30, 1997, the Company's outstanding common stock and options were split-up 2 for 1 effected in the form of a dividend (the "Stock Split-up"). The net loss per share and number of common shares outstanding for all periods presented have been restated to reflect the Stock Split-up. As a result of certain adjustment provisions in the Company's Restated Articles and in applicable option, and warrant agreements, the number of shares of common stock into which each then outstanding share of Preferred Stock, option or warrant is convertible, exerciseable or exchangeable, as the case may be, was automatically increased by a ratio of two to one on the effective date of the Stock Split-up.

NOTE 8 -- NEW CAPITATION AGREEMENT

     On September 10, 1997, the Company entered into an agreement with an HMO on a new Global Capitation Contract for Medicare enrollees. Under the agreement, effective October 1, 1997, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 9,900 enrollees in exchange for a capitation fee. The term of the agreement is for three years with annual renewals after the initial term has expired. During the three months ended December 31, 1997, the Company earned capitation revenue of approximately $11,905,000 under this contract. Effective February 1, 1998, the Company and the HMO expanded the agreement to add an additional 2,500 Medicare Enrollees. The contract amendment and general growth, increases the number of Medicare enrollees covered by this contract from approximately 9,900 to 12,400. Based upon the estimated number of enrollees participating in the contract as amended, and the terms and conditions of the contract, the Company expects to realize total monthly capitation revenue of between $4,500,000 and $5,000,000 from this new agreement. Actual capitation revenue earned pursuant to the above arrangement may vary each month due to fluctuations in the number of Medicare enrollees covered under the arrangement.

NOTE 9 -- SUBSEQUENT EVENT

     On January 1, 1998, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 7,000 Medicare enrollees of an HMO in exchange for a capitation fee. This arrangement is pursuant to an agreement with the Company's Series C Preferred Stockholder. The term of the arrangement will be two years with annual renewals after the initial term has expired. Based upon the estimated number of enrollees participating under the arrangement and the terms and conditions of the arrangement, the Company expects to realize total monthly capitation revenue of approximately $2,500,000. Actual capitation revenue earned pursuant to the above arrangement may vary each month due to fluctuations in the number of Medicare enrollees covered under the arrangement.

                              DOCTORS HEALTH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     The Company is a physician-driven managed care and medical management company which operates in conjunction with a comprehensive network of primary care physicians ("PCPs"), specialists, hospitals and other health care providers (the "Network"). As of February 1, 1998, the Network, consisting of Doctors Health Providers and Payor Providers (see definition below), included approximately 10,200 physicians in Maryland, Washington, D.C. and Virginia, including approximately 2,300 PCPs and 7,900 specialists (including obstetrician-gynecologists). Within the Company's Network are various smaller networks of physicians and other health care providers with various levels of affiliation with each other and with the Company.

     The Company's overall strategy is to manage the delivery of quality health care services to enrollees of health maintenance organizations and other prepaid health insurance plans (collectively "Payors") at a cost which is less than the revenues it receives under Global Capitation Contracts with Payors (the "Global Capitation Contracts"). The Global Capitation Contracts obligate the Company to provide primary care, specialist, hospital and other services to Enrollees (persons entitled to health care services through their employers or, with respect to elderly persons, through the federal government's Medicare program) of Payors. Enrollees are sometimes referred to as capitated lives. The Company seeks to ensure the delivery of high quality, cost-effective health care by (i) delivering preventive medical care services to reduce high-cost, acute care episodes; (ii) arranging for the cost-effective delivery of health care services through managed care contracting arrangements with various health care providers; and (iii) managing certain medical cases to seek favorable treatment results for patients.

     The Company manages the delivery of quality health care services through the Company's Network. A portion of the Company's Network includes certain medical groups, physician networks, independent practice associations ("IPAs") and other health care providers that have affiliated with the Company through a variety of contractual relationships whereby such providers have designated the Company as their agent for the purpose of negotiating Global Capitation Contracts and other managed care contracts ("Doctors Health Providers"). The Company's Network is designed to provide Payors with a single-source of well-managed health care providers and to give the Company access to, and increase its bargaining power for, managed care contracts. The Company's Network also includes networks of physicians affiliated with certain Payors with which the Company has contracted to provide network management services on a capitated basis ("Payor Providers").

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

     The Company expects that during fiscal 1998 the greatest contributor to operating income will be Capitation Revenue. Raising the Company's level of profitability associated with Capitation Revenue will depend on (i) increasing the number of PCPs in the Company's Network and increasing the number of networks the Company manages; (ii) attracting patients to

                              DOCTORS HEALTH, INC.

enroll in benefit plans of Payors that enter into Global Capitation Contracts with the Company (principally Medicare beneficiaries); (iii) securing additional, Global Capitation Contracts and maintaining existing Global Capitation Contracts with adequate reimbursement rates; and (iv) assisting physicians in managing the delivery of high quality care at a cost less than the payments received under the Global Capitation Contracts. In general, as the number of new Enrollees has increased both the Company's revenues and expenses have significantly increased; however, many but not all expense items have decreased as a percentage of total revenues. Assuming that the number of Enrollees in Payor plans which have contracted with the Company continues to increase, the Company expects this trend to continue.

     In October 1997, the Company entered into a Global Capitation Contract with NYLCare Health Plans of the Mid-Atlantic ("NYLCare"). The NYLCare contract increased the number of physicians in the Network by approximately 1,800 PCPs and 6,500 specialists; and the number of the Company's Medicare Enrollees by approximately 9,900 and is expected to significantly increase Capitation Revenue, which increase is expected to be substantially offset by an increase in medical services expense and general and administrative expenses. During the three months ended December 31, 1997, the Company earned capitation revenue of approximately $11,905,000 under this contract. On February 1, 1998 the Company and the HMO expanded the agreement to add an additional 2,500 Medicare Enrollees. The contract amendment and general growth, increases the number of Medicare enrollees covered by this contract from approximately 9,900 to 12,400. Based upon the estimated number of enrollees participating in the contract as amended, and the terms and conditions of the contract, the Company expects to realize total monthly capitation revenue of between $4,500,000 and $5,000,000 from this new agreement. Actual capitation revenue earned pursuant to the above arrangement may vary each month due to fluctuations in the number of Medicare enrollees covered under the arrangement.

     On January 1, 1998, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 7,000 Medicare enrollees of an HMO in exchange for a capitation fee. This arrangement is pursuant to an agreement with the Company's Series C Preferred Stockholder. The term of the arrangement will be two years with annual renewals after the initial term has expired. Based upon the estimated number of enrollees participating under the arrangement and the terms and conditions of the arrangement, the Company expects to realize total monthly capitation revenue of approximately $2,500,000. Actual capitation revenue earned pursuant to the above arrangement may vary each month due to fluctuations in the number of Medicare enrollees covered under the arrangement.

     The Company expects to continue expanding the Network with both Payor Providers through additional Global Capitation Contracts and with Doctors Health Providers through additional managed care contracting arrangements with PCPs in individual and group physician practices, and, to a lesser extent than in the past, with PCPs who sell their assets to the Company and become employed by a Core Medical Group. Physicians who become Doctors Health Providers designate the Company as their exclusive agent for managed care services to Enrollees under the Company's Global Capitation contracts. Physicians who become part of the network as Payor Providers have not designated the Company as their agent for managed care contracting.

RESULTS OF OPERATIONS

     The Company's operating results are significantly affected by the number of PCPs in the Network, the number of PCPs participating in Global Capitation Contracts, the number of Global Capitation Contracts in which the Company participates, and the number of Enrollees in benefit plans under Global Capitation Contracts with the Company. The following table summarizes the Company's history with respect to PCPs, executed Global Capitation Contracts and Enrollees in benefit plans under Global Capitation Contracts with the Company:

                              DOCTORS HEALTH, INC.

                                                                   JUNE 30,    JUNE 30,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                                     1995        1996        1997          1997             1997
                                                                   --------    --------    --------    -------------    ------------
Number of PCPs in the Network (a & b)...........................      24             59         197          258              323
Number of PCPs participating in Global Capitation
  Contracts (a & b).............................................       0             45         110          109              219
Number of Global Capitation Contracts...........................       0              3           3            3                4
Number of Global Capitation Contract Patients:
     Commercial.................................................       0          2,039       4,943        5,561            6,097
     Medicare (c)...............................................       0            491       3,256        3,509           14,264

---------------
(a) There is a lag between when physicians join networks and when they become eligible to participate in Global Capitated Contracts as a result of the credentialing and enpaneling processes and other internal Company procedures.

(b) Excludes Payor Providers of approximately 1,500

(c) Includes Payor Provider and Doctors Health Provider patients

     The following table sets forth for the three months and six months ended December 31, 1996 and 1997 selected financial data expressed as a percentage of total revenues. Because of the Company's limited operating history, the limited period in which it has been assisting and managing PCPs, its limited experience with Global Capitation arrangements and the growth of the Company's revenues, the Company does not believe that the period to period comparisons, percentage relationships within periods and apparent trends set forth below are necessarily indicative of future operations.

                                                                     THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                                        ENDED           ENDED           ENDED           ENDED
                                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                         1996            1997            1996            1997
                                                                     ------------    ------------    ------------    ------------
Capitation revenue................................................        45.1%           81.4%           41.6%           74.8%
Net revenue.......................................................        54.9%           18.6%           58.4%           25.2%
                                                                     ------------    ------------    ------------    ------------
Total revenues....................................................       100.0%          100.0%          100.0%          100.0%

Medical services expense..........................................        51.8%           86.3%           44.7%           76.0%
Care center costs.................................................        54.8%           17.9%           57.2%           24.4%
General and administrative........................................        64.7%           17.9%           69.7%           23.9%
Depreciation and amortization.....................................         5.9%            2.6%            6.1%            3.6%
Interest and other income.........................................        (1.4)%          (1.6)%          (1.6)%          (2.2)%
Interest expense..................................................         3.2%            1.5%            3.7%            2.2%
Income tax expense................................................          --              --              --              --
                                                                     ------------    ------------    ------------    ------------
Net loss..........................................................       (79.0)%         (24.6)%         (79.8)%         (27.9)%
                                                                     ------------    ------------    ------------    ------------
                                                                     ------------    ------------    ------------    ------------

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 TO THE THREE MONTHS ENDED DECEMBER 31, 1996.

     TOTAL REVENUES. The Company's total revenues increased to $20,809,505 for the three months ended December 31, 1997 from $4,925,403 for the three months ended December 31, 1996. Capitation Revenue increased to $16,947,591 ($16,681,783 due to Global Capitation Contracts and $265,808 due to Gatekeeper Capitation Contracts) or 81.4% of total revenues for the three months ended December 31, 1997, compared to $2,219,562 ($1,572,229 due to Global Capitated Contracts and $647,333 due to Gatekeeper Capitation Contracts) or 45.1% of total revenues in the comparable prior period. This increase in Capitation Revenue is primarily attributable to the increase in the number of Enrollees participating in Global Capitation Contracts from 3,555 at December 31, 1996 to 20,361 at December 31, 1997. The Company expects the Capitation Revenue to increase in total and as a percentage of total revenues due to the increase in the number of Enrollees participating in the Company's Global Capitation Contracts and the new contract effective January 1, 1998 as discussed above.

     MEDICAL SERVICES EXPENSE. Medical services expense was $17,956,899 or 86.3% of total revenues for the three months ended December 31, 1997 compared to $2,550,395 or 51.8% of total revenues for the three months ended December 31, 1996. This increase resulted from the increase in the number of Enrollees participating in the Company's Global Capitated Contracts from 3,555 at December 31, 1996 to 20,361 at December 31, 1997. The Company expects these expenses to

                              DOCTORS HEALTH, INC.

increase due to the increase in the number of Enrollees participating in the Company's Global Capitation Contracts and the new global capitation contract effective January 1, 1998 as discussed above.

     CARE CENTER COSTS. Care center costs increased to $3,740,894 or 17.9% of total revenues for the three months ended December 31, 1997 from $2,696,243 or 54.8% of total revenues for the three months ended December 31, 1996. The increase in the dollar amount of care center costs resulted from the increase in the number of physicians in Core Medical Groups from 70 to 98. The Company expects that these expenses will continue to decline as a percentage of total revenues because the Company anticipates that it will not add a significant number of physicians to the Core Medical Groups in the future.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3,726,381 or 17.9% of total revenues for the three months ended December 31, 1997 from $3,184,390 or 64.7% of total revenues for the three months ended December 31, 1996. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, acquisitions, network development and care management departments and additional operating costs incurred in adding physicians to the Company's Network and attracting members who enroll in benefit plans under Global Capitation Contracts. While these expenses are expected to increase as the Company adds PCPs and HMO members, the Company expects that these expenses will continue to decline as a percentage of total revenues.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $550,239 or 2.6% of total revenues for the three months ended December 31, 1997 from $288,693 or 5.9% of total revenues for the three months ended December 31, 1996. The increase in dollar amount resulted primarily from intangible assets acquired in connection with the purchase of certain medical practice assets from PCPs, as well as the purchase of certain fixed assets.

     INTEREST AND OTHER INCOME. Interest and other income increased to $342,618 or 1.6% of total revenues for the three months ended December 31, 1997 from $68,767 or 1.4% of total revenues for the three months ended December 31, 1996. The increase in dollar amount resulted primarily from the increase in cash and cash equivalents and short-term investments.

     INTEREST EXPENSE. Interest expense increased to $305,947 or 1.5% of total revenues for the three months ended December 31, 1997 from $158,729 or 3.2% of total revenues for the three months ended December 31, 1996. These dollar increases resulted primarily from the increase in the level of borrowings.

     INCOME TAX EXPENSE. In light of the Company's loss and its full valuation allowance for deferred tax assets, for the three months ended December 31, 1997 and 1996, the Company did not require a provision for income taxes.

     NET LOSS. The Company had a net loss of $5,128,237 for the three months ended December 31, 1997 compared to $3,884,280 for the three months ended December 31, 1996.

     LOSS APPLICABLE TO COMMON STOCK. In arriving at loss applicable to common stock, the Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders and accretion. The net loss applicable to common stock was $6,041,613 for the three months ended December 31, 1997 compared to $4,213,041 for the three months ended December 31, 1996.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 TO THE SIX MONTHS ENDED DECEMBER 31, 1996.

     TOTAL REVENUES. The Company's total revenues increased to $28,775,906 for the six months ended December 31, 1997 from $8,387,527 for the six months ended December 31, 1996. Capitation Revenue increased to $21,516,298 ($20,956,777 due to Global Capitation Contracts and $559,521 due to Gatekeeper Capitation Contracts) or 74.8% of total revenues for the six months ended December 31, 1997, compared to $3,487,175 ($2,498,842 due to Global Capitated Contracts and $559,521 due to Gatekeeper Capitation Contracts) or 41.6% of total revenues in the comparable prior period. This increase in Capitation Revenue is primarily attributable to the increase in the number of Enrollees participating in Global Capitation Contracts from 3,555 at December 31, 1996 to 20,361 at December 31, 1997. The Company expects the Capitation Revenue to increase in total and as a percentage of total revenues due to the increase in the number of Enrollees participating in the Company's Global Capitation Contracts and the new contract effective January 1, 1998 as discussed above.

     MEDICAL SERVICES EXPENSE. Medical services expense was $21,864,909 or 76.0% of total revenues for the six months ended December 31, 1997 compared to $3,745,896 or 44.7% of total revenues for the six months ended December 31, 1996.

                              DOCTORS HEALTH, INC.

This increase resulted from the increase in the number of Enrollees participating in the Company's Global Capitated Contracts from 3,555 at December 31, 1996 to 20,361 at December 31, 1997. The Company expects these expenses to increase due to the increase in the number of Enrollees participating in the Company's Global Capitation Contracts and the new global capitation contract effective January 1, 1998 as discussed above.

     CARE CENTER COSTS. Care center costs increased to $7,034,637 or 24.4% of total revenues for the six months ended December 31, 1997 from $4,799,762 or 57.2% of total revenues for the six months ended December 31, 1996. The increase in the dollar amount of care center costs resulted from the increase in the number of physicians in Core Medical Groups from 70 to 98. The Company expects that these expenses will continue to decline as a percentage of total revenues because the Company anticipates that it will not add a significant number of physicians to the Core Medical Groups in the future.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $6,892,900 or 23.9% of total revenue for the six months ended December 31, 1997 from $5,854,470 or 69.7% of total revenues for the six months ended December 31, 1996. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, acquisitions, network development and care management departments and additional operating costs incurred in adding physicians to the Company's Network and attracting members who enroll in benefit plans under Global Capitation Contracts. While these expenses are expected to increase as the Company adds PCPs and HMO members, the Company expects that these expenses will continue to decline as a percentage of total revenues.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $1,026,820 or 3.6% of total revenues for the six months ended December 31, 1997 from $513,077 or 6.1% of total revenues for the six months ended December 31, 1996. The increase in dollar amount resulted primarily from intangible assets acquired in connection with the purchase of certain medical practice assets from PCPs, as well as the purchase of certain fixed assets.

     INTEREST AND OTHER INCOME. Interest and other income increased to $639,058 or 2.2% of total revenues for the six months ended December 31, 1997 from $137,805 or 1.6% of total revenues for the six months ended December 31, 1996. The increase in dollar amount resulted primarily from the increase in cash and cash equivalents and short-term investments.

     INTEREST EXPENSE. Interest expense increased to $634,016 or 2.2% of total revenues for the six months ended December 31, 1997 from $306,944 or 3.7% of total revenues for the six months ended December 31, 1996. These dollar increases resulted primarily from the increase in the level of borrowings.

     INCOME TAX EXPENSE. In light of the Company's loss and its full valuation allowance for deferred tax assets, for the six months ended December 31, 1997 and 1996, the Company did not require a provision for income taxes.

     NET LOSS. The Company had a net loss of $8,038,318 for the six months ended December 31, 1997 compared to $6,694,817 for the six months ended December 31, 1996.

     LOSS APPLICABLE TO COMMON STOCK. In arriving at loss applicable to common stock, the Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders and accretion. The net loss applicable to common stock was $9,756,776 for the six months ended December 31, 1997 compared to $7,246,602 for the six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. As of December 31, 1997, the Company had working capital of $4,857,438. Until the Company attracts an adequate number of capitated lives in Global Capitation Contracts, the Company expects to incur operating losses and experience negative operating cash flows. The Company believes that its cash and cash equivalents (including short-term investments) of $23,574,342 as of December 31, 1997 and internally-generated cash will be sufficient to fund the Company's operations through June 30, 1998. Subsequent to June 30, 1998, the Company will require additional capital to fund operations, potential acquisitions, capital expenditures and other commitments. At that time, the Company will seek additional capital through internally-generated funds or outside sources, but there is no assurance that the Company will be able to obtain such capital. Certain provisions of the Company's Certificate of Incorporation may discourage potential investors from providing additional capital to the Company due to certain anti-dilution protection provisions affecting the conversion ratios

                              DOCTORS HEALTH, INC.

of each series of Preferred Stock. Such anti-dilution provisions may be triggered upon the issuance of additional capital stock on terms more favorable than those on which the existing Preferred Stockholders obtained their stock.

     BEACON FINANCING. On July 7, 1997 the Company entered into a Preferred Stock Purchase Agreement, which was amended on July 15, 1997 (the "Series D Purchase Agreement"), with The Beacon Group III -- Focus Value Fund, L.P. ("Beacon") pursuant to which the Company agreed to sell to Beacon 3,000,000 shares of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") for an aggregate purchase price of $30,000,000. The parties completed an initial purchase of 2,000,000 shares for $20,000,000 on July 15, 1997. The Company incurred issuance costs of approximately $1,289,000 in connection with the Series D financing including financing and due diligence fees. The $18,711,000 in net proceeds will be used to fund the expansion of the company and operating losses. Under the Series D Purchase Agreement, the Company expects to complete a subsequent sale of 1,000,000 shares for $10,000,000 on or before June 30, 1998, subject to certain conditions set forth in the Series D Purchase Agreement. Such conditions include that no event or change shall have caused any material adverse effect on the Company's business, assets, liabilities, properties, condition, prospects, operations or results of operations of the Company.

     CHASE CREDIT FACILITY. The Company has established an $11,000,000 credit facility ("Credit Facility") with Chase Manhattan Bank, N.A. ("Chase") for the purpose of refinancing its NationsBank Credit Facility of $4,000,000, which was repaid in November 1997. In addition, the Credit Facility supports a $4,400,000 standby letter of credit which is required under the Company's Global Capitation contract with NYLCare. The maturity date of the $11,000,000 Credit Facility is November 1, 1998. The Credit Facility is collateralized by, among other assets, the Company's cash assets under management with Chase Asset Management, Inc. and accrues interest at an annual rate of approximately 6.5%.

     CASH FLOW. Net cash provided by (used in) operating activities was $5,287,606 for the three months ended December 31, 1997, compared to $(2,505,074) in 1996. The cash provided by operating activities for the three months ended December 31, 1997 resulted primarily from a $10,425,286 increase in accrued and other liabilities offset by $5,128,237 in net losses.

     Net cash used in investing activities was $719,176 for the three months ended December 31, 1997, compared to $1,076,268 in 1996. The cash used in investing activities for the three months ended December 31, 1997 was primarily due to $589,309 of cash for payments for acquisitions.

     Net cash used in financing activities was $294,298 for the three months ended December 31, 1997, compared to $156,125 in 1996.

     Net cash provided by (used in) operating activities was $2,016,041 for the six months ended December 31, 1997, compared to ($5,292,220) in 1996. The cash provided by operating activities for the six months ended December 31, 1997 resulted primarily from (i) a $11,020,534 increase in accrued and other liabilities and (ii) depreciation and amortization of $1,026,820 offset by (iii) $8,038,318 in net losses and (iv) a $1,379,867 increase in prepaid expenses and other receivables.

     Net cash used in investing activities was $4,475,354 for the six months ended December 31, 1997, compared to $1,567,294 in 1996. The use of cash for investing activities for the six months ended December 31, 1997 was primarily from (i) the purchase of a $3,000,000 short-term investment and (ii) $1,131,585 of cash for payments for acquisitions.

     Net cash provided by financing activities was $18,295,827 for the six months ended December 31, 1997, compared to $8,323,268 for the six months ended December 31, 1996. The cash provided by financing activities for the six months ended December 31, 1997 was primarily due to the net proceeds from the issuance of the Series D Redeemable Convertible Preferred Stock.

                              DOCTORS HEALTH, INC.

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

     The future operating results and financial condition of the Company are dependent upon the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. In addition, the future operating results and financial condition of the Company may also be affected by several factors, including (i) the Company's growth strategy and its ability to raise sufficient capital to support growth,
(ii) government regulation of the health care industry; (iii) integration risks,
(iv) dependence on managed care contracts and dependence on enrolled patients in managed care contracts with HMOs, (v) health care cost-containment decisions of Payors; (vi) controlling and estimating health care costs; and (vii) competition for opportunities to expand the Company's networks of Doctors Health Providers and Payor Providers. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

     Between October 1, 1997 and December 31, 1997, the Registrant issued 69,510 shares of Class B Common Stock in connection with physician affiliation transactions. The Registrant received assets and contractual services which have been integrated into the Company's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     11 -- Statement regarding computation of per share earnings
     27 -- Financial Data Schedule

     (b) Reports on Form 8-K.

     The registrant filed the following current Reports on Form 8-K during the quarter ended December 31, 1997:

                                            ITEMS
         DATE OF REPORT                    REPORTED
        ----------------                 ------------
        October 3, 1997                        5

                              DOCTORS HEALTH, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DOCTORS HEALTH, INC.

                                         By: /s/ John R. Dwyer, Jr.
                                             ______________________
                                             John R. Dwyer, Jr.
                                             Chief Financial Officer