Form 10-Q
period 1998-03-31
DOCTORS HEALTH INC
filed 1998-05-15
CIK 1010005

DRAFT (B) 05/11/98 5:25 PM

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

         (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 10, 1998 1,665,875 shares of the registrant's Class A Common Stock and 5,351,166 shares of the Registrant's Class B Common Stock were outstanding.

                              DOCTORS HEALTH, INC.
                                   FORM 10-Q

                                 MARCH 31, 1998
                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                     NO.
FORWARD LOOKING STATEMENTS                                                                            1

PART I. FINANCIAL INFORMATION
         Item 1.   Unaudited Consolidated Financial Statements
                     Unaudited Consolidated Balance Sheets                                            3
                     Unaudited Consolidated Statements of Operations                                  4
                     Unaudited Consolidated Statements of Cash Flows                                  5
                     Notes to Unaudited Consolidated Financial Statements                             6
         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                     11
         Item 3.   Qualitative and Quantitative Disclosures about Market Risk                        16

PART II. OTHER INFORMATION
         Item 2.   Changes in Securities and Use of  Proceeds                                        17
         Item 5.   Other Information                                                                 17
         Item 6.   Exhibits and Reports on Form 8-K                                                  18

         SIGNATURES                                                                                  19

                           FORWARD LOOKING STATEMENTS
                   AND FACTORS THAT MAY AFFECT FUTURE RESULTS

         FORWARD LOOKING STATEMENTS. This Quarterly Report on Form 10-Q contains statements which, to the extent they are not recitations of historical fact are hereby identified as "forward looking statements." Doctors Health, Inc. cautions readers that such "forward looking statements," including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, and income, wherever they may appear in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." Such "forward looking statements" should be considered in light of various important factors, including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

         These "forward looking statements" are located at various places throughout this document. In addition, the risks and uncertainties described below are applicable to the Notes to the Unaudited Consolidated Financial Statements and the discussions under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview;" -- "Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997"; -- "Comparison of the nine months ended March 31, 1998 to the nine months ended March 31, 1997"; "--Liquidity and Capital Resources"; and "Subsequent Events." The Company, through its senior management, may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company.

         The Company disclaims any intent or obligation to update any "forward looking statements."

         FACTORS THAT MAY AFFECT FUTURE RESULTS. Factors that could cause actual results to differ materially include, but are not limited to, those identified below:

         1. The Company's dependence on a limited number of managed care contracts which compensate the Company on a capitated basis.

         2. The Company's ability to control the costs of medical care through various wellness, preventive, and utilization management measures, as well as factors that may be beyond the Company's control such as the frequency or expense of medical care required by Enrollees covered by the Company's managed care contracts.

         3. The Company's ability to secure the capital and bear the related cost of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

         4. Changes that have occurred and may occur in the United States healthcare system, including changes in reimbursement levels under Medicare and from commercial insurers and managed care organizations.

         5. Changes in applicable government regulations that may affect the profitability of the Company or cause the Company to reorganize its affiliations with physician groups, including laws regulating compensation and referral arrangements between health care providers.

         6. The adoption of cost-containment measures by commercial insurers and managed care organizations as well as efforts by governmental reimbursement sources to impose cost containment measures.

         7. The Company's ability to identify suitable affiliation candidates, to complete development projects or to profitably operate or successfully integrate enterprises into the Company's operations.

         8. Competition with other entities that contract with commercial insurers and managed care organizations for the delivery of prepaid health services (including physician organizations affiliated with hospitals, IPAs and physician practice management companies) which may make it more difficult to attract physician affiliation candidates or increase the cost of such transactions.

         In addition, the Company is subject to risks associated with its dependence on key personnel, additional capital requirements, certain conflicts of interest, the absence of a public market for the Company's securities, potential exposure to professional liability, and the anti-takeover effect of certain provisions of the Company's charter documents.

         For a more detailed discussion of these factors and their potential impact on future results, see the applicable discussions contained herein, in the Company's Registration Statement on Form S-1, as amended, and in its periodic reports filed with the SEC.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1997 AND MARCH 31, 1998

                                                                                              JUNE 30,           MARCH 31,
                                                                                                1997               1998
                                                                                            -----------         ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                               $ 4,737,828         $ 24,785,635
    Restricted cash                                                                             680,000              680,000
    Accounts receivable (net of allowance for doubtful accounts of $270,521
       at June 30, 1997 and $193,706 at March 31, 1998, respectively)                         2,722,891            2,664,321
    Accounts receivable-affiliates                                                            1,115,885            1,205,934
    Other receivables                                                                         1,170,504            8,060,524
    Prepaid expenses                                                                            190,987              389,751
    Due from affiliates                                                                         925,658              950,671
                                                                                            -----------         ------------
         TOTAL CURRENT ASSETS                                                                11,543,753           38,736,836
PROPERTY AND EQUIPMENT, NET                                                                   4,205,532            4,247,462
OTHER ASSETS
    Intangibles (net of accumulated amortization of $445,148 at June 30, 1997 and
         $1,025,350 at March 31, 1998, respectively)                                          6,475,925            7,435,312
    Deferred charges (net of accumulated amortization of  $304,537 at June 30, 1997 and
         $548,171  at March 31, 1998, respectively)                                             924,334              117,963
    Accrued interest receivable                                                                 374,970              453,941
    Other receivable                                                                            200,000              131,277
    Deposits                                                                                     83,066              128,297
                                                                                            -----------         ------------
         TOTAL OTHER ASSETS                                                                   8,058,295            8,266,790
                                                                                            ===========         ============
    TOTAL ASSETS                                                                            $23,807,580          $51,251,088
                                                                                            ===========          ===========
LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Current maturities of notes payable                                                     $ 6,007,589          $11,605,900
    Accounts payable                                                                          1,108,499              246,701
    Accrued medical services                                                                  5,301,384           26,799,845
    Other accrued expenses                                                                    3,933,955            4,516,415
    Due to affiliates                                                                           265,204              284,099
                                                                                            -----------          -----------
         TOTAL CURRENT LIABILITIES                                                           16,616,631           43,452,960
LONG-TERM OBLIGATIONS
    Note payable                                                                              5,462,621               73,660
    Notes payable and purchase obligations-related parties                                    2,659,456            2,206,876
                                                                                            -----------          -----------
         TOTAL LONG-TERM OBLIGATIONS                                                          8,122,077            2,280,536
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
    6.5% cumulative, Series A, $5 par value, authorized and issued 1,000,000
         shares (liquidation value $3,500,000 plus unpaid dividends)                          5,651,472            5,911,722
    Less subscription receivable                                                             (1,500,000)          (1,500,000)
                                                                                            -----------          -----------
                                                                                              4,151,472            4,411,722
    9.75% cumulative, Series B, $11.25 par value, authorized and issued 355,556 shares at June 30, 1997 (liquidation value $4,000,000 plus unpaid dividends); 8% cumulative, Series B $11.25 par value, authorized and issued 438,068 shares at March 31, 1998 (liquidation value $4,928,265
         plus unpaid dividends)                                                               4,548,945            4,698,468
    8% cumulative, Series C, $17.50 par value, authorized 1,071,428 shares at June 30, 1997 and
         1,500,000 at March 31, 1998; issued and outstanding 571,428
         shares (liquidation value $10,000,000 plus unpaid dividends)                        10,581,696           11,183,064
    8% Series D, dividends payable in-kind, $10.00 par value, authorized 5,750,000 shares; issued and outstanding  2,075,693 shares at March 31, 1998 (liquidation value $20,000,000
         plus unpaid dividends)                                                                     -             19,601,974
STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock (Note 7)
         Class A, $.01 par value; authorized 20,700,000 shares, issued and outstanding
            810,000  and 1,665,875 shares at June 30, 1997 and March 31, 1998, respectively       8,100               16,659
         Class B, $.01 par value; authorized 10,000,000; issued and outstanding 2,645,167
            and  5,338,866 shares at June 30, 1997 and  March 31, 1998, respectively             26,452               53,389
         Class C, $.01 par value; authorized 29,050,000; no shares issued                           -                    -
    Preferred Stock, $.01 par value; authorized 1,000,000 shares, no shares issued                  -                    -
    Additional paid in capital                                                                5,880,477            6,117,664
    Deferred compensation                                                                      (912,508)            (756,412)
    Accumulated deficit                                                                     (25,215,762)         (39,808,936)
                                                                                            -----------          -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (20,213,241)         (34,377,636)
                                                                                            -----------          -----------
         TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE
         PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $23,807,580          $51,251,088
                                                                                            ===========          ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                      DOCTORS HEALTH, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1998

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                           MARCH 31,       MARCH 31,        MARCH 31,        MARCH 31,
                                         -------------   -------------   --------------   --------------
                                              1997            1998            1997             1998
                                         -------------   -------------   --------------   --------------
REVENUES
     Capitation revenue                   $ 3,163,080    $ 28,096,653      $ 6,650,255     $ 49,612,951
     Net revenue                            3,599,391       3,675,429        8,499,743       10,935,037
                                         -------------   -------------   --------------   --------------
                                            6,762,471      31,772,082       15,149,998       60,547,988
                                         -------------   -------------   --------------   --------------
EXPENSES
     Medical services expense               3,096,363      27,223,678        6,842,259       49,088,587
     Care center costs                      3,463,540       3,562,581        8,263,302       10,597,218
     General and administrative             3,184,840       4,428,664        9,039,310       11,321,564
     Depreciation and amortization            480,473         521,048          993,550        1,547,868
                                         -------------   -------------   --------------   --------------
                                           10,225,216      35,735,971       25,138,421       72,555,237
                                         -------------   -------------   --------------   --------------
         Loss from operations              (3,462,745)     (3,963,889)      (9,988,423)     (12,007,249)

OTHER INCOME (EXPENSE)
     Interest and other income                 65,084         390,316          202,889        1,029,374
     Interest expense                        (222,752)       (327,703)        (529,696)        (961,719)
                                         -------------   -------------   --------------   --------------
                                             (157,668)         62,613         (326,807)          67,655
                                         -------------   -------------   --------------   --------------
         Loss before income taxes          (3,620,413)     (3,901,276)     (10,315,230)     (11,939,594)
     Income taxes                                   -               -                -                -
                                         -------------   -------------   --------------   --------------
         NET LOSS                        $ (3,620,413)   $ (3,901,276)   $ (10,315,230)   $ (11,939,594)
                                         =============   =============   ==============   ==============
     Loss applicable to common stock
         Net loss                        $ (3,620,413)   $ (3,901,276)   $ (10,315,230)   $ (11,939,594)
         Preferred stock dividends and
             accretion                        374,955         900,796          926,740        2,619,254
                                         -------------   -------------   --------------   --------------
         Loss applicable to common stock $ (3,995,368)   $ (4,802,072)   $ (11,241,970)   $ (14,558,848)
                                         =============   =============   ==============   ==============

Net loss per share                            $ (0.58)        $ (0.69)         $ (1.70)         $ (2.10)
                                         =============   =============   ==============   ==============

Weighted average number of
   common shares outstanding (Note 7)       6,823,602       6,976,519        6,626,338        6,909,915
                                         =============   =============   ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1998

                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             MARCH 31,     MARCH 31,     MARCH 31,      MARCH 31,
                                                                               1997          1998          1997           1998
                                                                           ------------  ------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                            $(3,620,413)  $(3,901,276)  $(10,315,230)  $(11,939,594)
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
             Depreciation and amortization                                     480,473       521,048        993,550      1,547,868
             Deferred compensation                                                   -        52,032              -        156,096
             Changes in operating assets and liabilities, net of effects of medical practice receivables acquired
                  Accounts receivable                                         (159,901)     (368,762)        41,128         58,570
                  Accounts receivable -- affiliates                            182,753      (157,147)        59,998        (90,049)
                  Prepaid expenses and other receivables                      (198,005)   (5,787,888)      (975,656)    (7,167,755)
                  Due from/to affiliates                                      (754,395)      360,208       (318,896)        (6,118)
                  Accounts payable                                            (389,231)      (41,772)       (80,909)      (861,798)
                  Accrued and other liabilities                              1,206,905    11,405,659      2,818,904     22,426,193
                  Organizational costs and deferred charges                    (16,650)       25,270       (783,573)             -
                                                                            ----------   -----------     ----------    -----------
                        Net cash (used in) provided by operating activities (3,268,464)    2,107,372     (8,560,684)     4,123,413

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                     (271,972)     (423,182)      (979,895)      (745,301)
       Purchase of short-term investments                                            -             -              -     (3,000,000)
       Redemption of short-term investments                                          -     3,000,000              -      3,000,000
       Payments for acquisitions                                              (309,642)     (228,300)    (1,132,756)    (1,359,885)
       Deposits                                                                (14,939)      (23,581)       (51,196)       (45,231)
                                                                            ----------   -----------     ----------    -----------
                        Net cash (used in) provided by investing activities   (596,553)    2,324,937     (2,163,847)    (2,150,417)

CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from issuance of redeemable
             convertible preferred stock                                     2,500,000             -      9,989,200     18,711,361
       Net proceeds from issuance of Class A common stock                                        250                          250
       Class B common stock direct registration costs                                        (98,302)                     (98,302)
       Borrowings under notes payable                                        2,800,000             -      3,983,017      4,000,000
       Principal payments on capital lease obligations                         (25,182)            -        (75,905)             -
       Payments on notes payable                                              (983,017)     (122,964)    (1,281,243)    (4,538,498)
                                                                            ----------   -----------     ----------    -----------
                        Net cash provided by (used in) financing activities  4,291,801      (221,016)    12,615,069     18,074,811
                        Net increase in cash and cash equivalents              426,784     4,211,293      1,890,538     20,047,807
Cash and cash equivalents, at beginning of period                            2,883,049    20,574,342      1,419,295      4,737,828
                                                                            ==========   ===========     ==========    ===========
Cash and cash equivalents, at end of period                                 $3,309,833   $24,785,635     $3,309,833    $24,785,635
                                                                            ==========   ===========     ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1998


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

         The consolidated financial statements for the three months and nine months ended March 31, 1997 and 1998 are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

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

         In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS" 128"), which requires that entities with complex capital structures, such as the Company, disclose both basic and diluted earnings per share. The Company adopted this standard during the quarter ended December 31, 1997. Due to the Company's operating losses, implementation of the standard did not have a material effect on the Company's earnings per share.

         During January 1998, the Emerging Issues Task Force of the FASB issued EITF 97-2 which addressed issues related to the consolidation of professional corporation revenues and the accounting for business combinations. The Company does not believe that EITF 97-2 is currently applicable to the Company.

NOTE 2 -- CAPITATION REVENUE AND MEDICAL SERVICES EXPENSE RECOGNITION

         As of March 31, 1998, the Company has five Global Capitation Contracts (four Medicare and one commercial) and five gatekeeper capitation contracts with eight health maintenance organizations (HMOs). (See Management's Discussion and Analysis of Operations for the definition of Global Capitation Contracts.) The gatekeeper capitation contracts represent Primary Care Physician ("PCP") capitation and the Company records no profit margin on these contracts. Under the Global Capitation Contracts, the Company receives monthly capitation fees based on the number of enrollees electing any one of the Company's affiliated PCPs. The capitation revenue under these contracts is prepaid monthly based on the number of enrollees and is recognized as capitation revenue during the month services are provided to the enrollees. During the three months ended March 31, 1997, approximately $2,796,098 and $366,982, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the three months ended March 31, 1998, approximately $27,674,967 and $421,686, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the nine months ended March 31, 1997, approximately $5,294,940 and $1,355,315, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the nine months ended March 31, 1998, approximately $48,631,744 and $981,207, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements.

         The Company's commercial capitation contract also includes a provision whereby the Company can earn incentive revenue or incur medical services expenses based upon the enrollees' utilization of hospital services. Estimated amounts receivable or payable from the HMO are recorded based upon actual hospital and other institutional utilization and associated costs incurred by assigned HMO enrollees, compared to the portion of the

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

commercial capitation fees allocated for institutional care. Differences between actual contract settlements and estimated receivables or payables relating to the arrangement are recorded in the year of settlement. Included in accrued medical services as of June 30, 1997 and March 31, 1998 is approximately $180,000, and $220,000, respectively, of estimated amounts due to the HMO under this arrangement.

         Under the Company's four Medicare Global Capitation Contracts, the Company has assumed responsibility for managing and paying for substantially all of the medical care for the respective payors' enrollees. Consequently, the Company does not perform an institutional incentive settlement with the HMO's under the three Medicare contracts.

         The Company is responsible for some or all of the medical services provided by its affiliated physicians and other providers to which it refers patients who are covered under Global Capitated Contracts. The cost of medical services is recognized in the period in which the care is provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical services is calculated by pricing the open authorizations for medical services from the Company's medical management system as well as projecting the associated costs using historical studies of claims paid and actuarial assistance. Estimates are continually monitored and reviewed and, as settlements are made, estimates are adjusted, and differences are reflected in current operating results. As of June 30, 1997, and March 31, 1998, approximately $4,975,000, and $26,589,845, respectively, were recorded as accrued medical services for incurred but not reported services.

NOTE 3 -- INTANGIBLE ASSETS

         As a result of the Company's acquisitions of certain practice assets and affiliations with Core Medical Groups ("CMGs") and its managed care agreements with independent practice associations ("IPAs"), the Company acquires and reports intangible assets. These assets consist principally of long-term management agreements between the Company and the CMGs and managed care contracting agreements with IPAs. As of March 31, 1998, the Company has recorded $7,435,312 of net intangible assets.

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

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued


         The following represents amounts included in the determination of net revenue:

                                                          Three Months    Three Months    Nine Months      Nine Months
                                                              Ended           Ended          Ended            Ended
                                                            March 31,       March 31,      March 31,        March 31,
                                                              1997            1998            1997            1998
                                                           -----------     -----------    -----------     ------------
Gross physician revenue.................................    $8,656,935      $8,452,071    $22,361,570      $27,502,491
     Less: Provision for contractual and other adjustments  (3,479,763)     (3,659,767)    (9,136,134)     (12,148,795)
Gatekeeper capitated income.............................       829,381       1,414,589      2,221,885        3,675,839
                                                           -----------     -----------    -----------     ------------
Net physician revenue...................................     6,006,553       6,206,893     15,447,321       19,029,535
Amount retained by affiliated core medical groups:
     Physicians.........................................     2,106,193       2,281,057      6,431,159        7,242,969
     Ancillary employees and expenses...................       300,969         250,407        516,419          851,529
                                                           -----------     -----------    -----------     ------------
Net revenue.............................................    $3,599,391      $3,675,429     $8,499,743      $10,935,037
                                                           ===========     ===========    ===========     ============

         For the three months ended March 31, 1997 and 1998, one of these CMGs comprised approximately 40% and 41%, respectively, of the Company's net revenue.

NOTE 5 -- NOTES PAYABLE

         Notes Payable as of March 31, 1998 are as follows:

                                                                      Date of
              Description                                            Maturity                Amount
              -----------                                            --------                ------
         HBO & Company Note Payable                                   May 14, 1998        $ 2,000,000
         Chase Manhattan Bank, N.A. Credit Facility               November 1, 1998          4,000,000
         Note Payable to Series C
            Preferred Stockholder (including accrued interest)    January 31, 1999          5,561,092
         Other Notes Payable                                          Various               2,325,344
                                                                                          -----------

              Total Notes Payable                                                          13,886,436

              Less: Current Maturities of Notes Payable                                    11,605,900
                                                                                          -----------

                       Long-Term Notes Payable                                            $ 2,280,536
                                                                                          ===========

         The Company has established an $11,000,000 credit facility ("the Credit Facility") with Chase Manhattan Bank, N.A. ("Chase"). The Credit Facility supports a $5,250,000 standby letter of credit which is required under the Company's Global Capitation contract discussed in Note 8. The maturity date of the $11,000,000 Credit Facility is November 1, 1998. The Credit Facility is collateralized by, among other assets, the Company's cash assets under management with Chase Asset Management, Inc. and charges interest at an annual rate of approximately 6.2%. As of May 14, 1998, the remaining amount available under the Credit Facility is $1,750,000.

NOTE 6 - CAPITALIZATION

         On July 7, 1997 the Company entered into a Preferred Stock Purchase Agreement, which was amended on July 15, 1997 (the "Series D Purchase Agreement"), with The Beacon Group III -- Focus Value Fund, L.P. ("Beacon") pursuant to which the Company agreed to sell to Beacon 3,000,000 shares of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") for an aggregate purchase price of $30,000,000. The parties completed an initial purchase of 2,000,000 shares for $20,000,000 on July 15, 1997. The Company incurred issuance costs of approximately $1,289,000 in connection with the Series D financing including financing and due diligence fees. The $18,711,000 in net proceeds is being used to fund the expansion of the company and operating losses. Under the Series D Purchase Agreement, the Company expects to complete a subsequent sale of 1,000,000 shares for $10,000,000 on or before June 30, 1998, subject to certain conditions set

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

forth in the Series D Purchase Agreement. Such conditions include that no event or change shall have caused any material adverse effect on the Company's business, assets, liabilities, properties, condition, prospects, operations or results of operations of the Company. Although there can be no assurance that the Company will receive the additional $10,000,000 investment from Beacon, the Company believes it has currently satisfied the applicable conditions to such an investment.

NOTE 7 - STOCK SPLIT-UP

         Effective September 30, 1997, the Company's outstanding common stock and options were split-up 2 for 1 effected in the form of a dividend (the "Stock Split-up"). The net loss per share and number of common shares outstanding for all periods presented have been restated to reflect the Stock Split-up. As a result of certain adjustment provisions in the Company's Restated Articles and in applicable option, and warrant agreements, the number of shares of common stock into which each then outstanding share of Preferred Stock, option or warrant is convertible, exerciseable or exchangeable, as the case may be, were automatically increased by a ratio of two to one on the effective date of the Stock Split-up.

NOTE 8 - NEW CAPITATION AGREEMENTS

         On September 10, 1997, the Company entered into an agreement with an HMO on a new Global Capitation Contract for Medicare enrollees. Under the agreement, effective October 1, 1997, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 9,900 enrollees in exchange for monthly capitation fees. The term of the agreement is for three years with annual renewals after the initial term has expired.

         During the three months ended December 31, 1997 and March 31, 1998, the Company earned capitation revenue of approximately $11,905,000 and $15,267,000, respectively under this contract. Effective February 1, 1998, the Company and the HMO expanded the agreement to add an additional 2,500 Medicare Enrollees. The contract amendment and general growth has increased the number of Medicare enrollees covered by this contract from approximately 9,900 to 13,500. Actual capitation revenue earned pursuant to the above arrangement may vary each quarter due to fluctuations in the number of Medicare Enrollees and the reimbursement rates under the arrangement.

         On January 1, 1998, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 7,000 Medicare enrollees of an HMO in exchange for monthly capitation fees. This arrangement is pursuant to an agreement with the Company's Series C Preferred Stockholder. The term of the arrangement will be two years with annual renewals after the initial term has expired. During the three months ended March 31, 1998, the Company earned capitation revenue of approximately $7,318,000 under this contract. Actual capitation revenue earned pursuant to the above arrangement may vary each quarter due to fluctuations in the number of Medicare Enrollees and the reimbursement rates under the arrangement.

NOTE 9 - SUBSEQUENT EVENTS

         On May 14, 1998, the Company repaid the $2,000,000 note payable to HBO & Company. Pursuant to the Company's note payable to HBO & Company, the Company agreed to pay interest on the note in the form of a warrant to purchase shares of Class A Common Stock. As adjusted for the September 30, 1997 stock split-up, on May 14, 1998, the Company issued HBO & Company a warrant to purchase 120,000 shares of Class A Common Stock at an exercise price of $7.50 per share.

         The Company's Board of Directors is subject to a change in control due to the Company's failure, as of March 31, 1998, to achieve certain profitability and Medicare Medical Loss Ratio benchmarks set forth in the Company's Certificate of Incorporation. In addition, management believes that the stockholders, other than the holders of Series D Preferred Stock, may be subject to substantial dilution after June 30, 1998 because the Company may not achieve certain Medicare Medical Loss Ratio and Medicare Enrollee performance benchmarks as of June 30, 1998. The Company's Medicare Medical Loss Ratio is obtained by dividing

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued


Medicare Medical Services expenses (including direct medical expenses, stop loss insurance and reserves for incurred but not reported expenses) by Medicare Global Capitation revenue.

CHANGE IN CONTROL OF THE BOARD OF DIRECTORS

         The Certificate of Incorporation provides that the Board of Directors of the Company will be subject to a change in control if the Company (i) fails to record positive net income for two consecutive fiscal quarters or three out of five consecutive fiscal quarters and (ii) has a Medicare Medical Loss Ratio of 90% or more. The Company did not earn positive net income for the quarters ended December 31, 1997 and March 31, 1998 and the Medicare Medical Loss Ratio was greater than 90% for those periods.

         As a result, on May 14, 1998, the Secretary of the Corporation issued a written notice to each director of the Company advising them that the Company failed to meet certain net income and Medicare Medical Loss Ratio benchmarks for the fiscal quarters ended December 31, 1997 and March 31, 1998. The notice advised the directors that effective May 14, 1998 each Series D Preferred Director shall have ten votes with respect to all matters requiring Board of Directors or Executive Committee approval or action. As a result, the Series D Preferred Stockholder is able to control a majority of the votes cast at any meeting of the Board of Directors and Executive Committee and will have the ability to control the business, policies and affairs of the Company.

         The Series D Preferred Directors have not exercised these voting rights to date, and although the Series D Preferred Directors have not waived these rights and may exercise them in the future, on April 29, 1998, representatives of the Series D Preferred Stockholder advised the Board of Directors that the Series D Preferred Directors do not currently intend to exercise these voting rights.

CONVERSION RATIO ADJUSTMENT FOR THE SERIES D PREFERRED STOCK

         The Certificate of Incorporation provides that the conversion ratio for converting shares of Series D Preferred Stock to Class C Common Stock will be subject to downward adjustment in the event that the average Medical Loss Ratio for the Company's Medicare enrollees is greater than 72.5%, for the year ending June 30, 1998 and the Company has less than 28,000 Medicare enrollees at June 30, 1998. Management believes the Company will not achieve the Medicare Enrollee and Medical Loss Ratio performance benchmarks. The adjustment in the conversion ratio would have the effect of reducing the purchase price of the Series D Preferred Stock.

         As a result, management believes that the effective purchase price of the Series D Preferred Stock will be subject to adjustment upon the filing of the Annual Report on Form 10-K of the Company (to be filed with the Commission in September 1998) and that the adjustment will reduce the purchase price for the Series D Preferred Stock from $10.00 per share to as low as $5.50 per share. The Series D Preferred Stockholder was issued 2,000,000 shares of Series D Preferred Stock on July 15, 1997 based upon the investment of $20 million (to be adjusted to 4,000,000 pursuant to the two-for-one stock split effected on September 30, 1997). Based upon the current investment of $20 million (and excluding stock dividends of 116,643 shares of Series D Preferred Stock issued through April 1, 1998), the Series D Preferred Stockholder would own, after taking into account the stock split and conversion ratio adjustment, 7,272,727 shares of Class C Common Stock, representing approximately 39% of the outstanding capital stock of the Company.

         The Series D Preferred Stockholder has agreed to purchase an additional 1,000,000 shares of Series D Preferred Stock (2,000,000 shares as a result of the stock split) on or before June 30, 1998 at a price of $10.00 per share. If the Series D Preferred Stockholder completes this purchase (representing a total investment of $30 million, excluding stock dividends of 158,867 shares of Series D Preferred Stock issuable through June 30, 1998), the Series D Preferred Stockholder would own, after taking into account the stock split and conversion ratio adjustments, 10,909,090 shares of Class C Common Stock. As a result, the Series D Preferred Stockholder would own approximately 50% of the outstanding capital stock of the Company.

         The adjustments described above would be completed if and when the holders of Series D Preferred Stock convert such shares to the Company's Class C Common Stock.

                              DOCTORS HEALTH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a physician-driven care management company which operates in conjunction with a comprehensive network of primary care physicians ("PCPs"), specialists, hospitals and other health care providers (the "Network"). As of May 1, 1998, the Network, consisting of Doctors Health Providers and Payor Providers (see definition below), included approximately 10,970 physicians in Maryland, Washington, D.C. and Virginia, including approximately 2,570 PCPs and 8,400 specialists (including obstetrician-gynecologists). Within the Company's Network are various smaller networks of physicians and other health care providers with various levels of affiliation with each other and with the Company.

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

         The Company manages the delivery of quality health care services through the Company's Network. A portion of the Company's Network includes certain medical groups, physician networks, independent practice associations ("IPAs") and other health care providers that have affiliated with the Company through a variety of contractual relationships whereby such providers have designated the Company as their agent for the purpose of negotiating Global Capitation Contracts and other managed care contracts ("Doctors Health Providers"). The Company's Network is designed to provide Payors with a single source of well-managed health care providers and to give the Company access to, and increase its bargaining power for, managed care contracts. The Company's Network also includes networks of physicians affiliated with certain Payors with which the Company has contracted to provide network management services on a capitated basis ("Payor Providers").

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

         The Company also coordinates the delivery of medical care by the various health care providers in the Network. Through a care management department consisting of physicians, nurses, social workers and other staff, the Company seeks to promote the wellness of patients, control costs, and encourage patient satisfaction through the delivery of medical management services. Such medical management services include case and disease management, utilization review and quality management services.

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

         The Company expects that during fiscal 1998 the greatest contributor to operating income will be Capitation Revenue. Raising the Company's level of profitability associated with Capitation Revenue will depend on (i) increasing the

                              DOCTORS HEALTH, INC.

number of PCPs in the Company's Network and increasing the number of networks the Company manages; (ii) attracting patients to enroll in benefit plans of Payors that enter into Global Capitation Contracts with the Company (principally Medicare beneficiaries); (iii) securing additional, Global Capitation Contracts and maintaining existing Global Capitation Contracts with adequate reimbursement rates; and (iv) assisting physicians in managing the delivery of high quality care at a cost less than the payments received under the Global Capitation Contracts. In general, as the number of new Enrollees has increased, both the Company's revenues and expenses have significantly increased; however, many but not all expense items have decreased as a percentage of total revenues. Assuming that the number of Enrollees in Payor plans which have contracted with the Company continues to increase, the Company expects this trend to continue.

         In October 1997, the Company entered into a Global Capitation Contract with NYLCare Health Plans of the Mid-Atlantic ("NYLCare"). The NYLCare contract increased the number of physicians in the Network by approximately 1,800 PCPs and 6,500 specialists; and the number of the Company's Medicare Enrollees by approximately 9,900 and has significantly increased Capitation Revenue, which increase has been substantially offset by an increase in medical services expense and general and administrative expenses. During the three months ended December 31, 1997 and March 31, 1998, the Company earned capitation revenue of approximately $11,905,000 and $15,267,000, respectively, under this contract. On February 1, 1998 the Company and the HMO expanded the agreement to add an additional 2,500 Medicare Enrollees. The contract amendment and general growth has increased the number of Medicare enrollees covered by this contract from approximately 9,900 to 13,500 as of March 31, 1998. Actual capitation revenue earned pursuant to the above arrangement may vary each quarter due to fluctuations in the number of Medicare Enrollees and the reimbursement rates under the arrangement.

         On January 1, 1998, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 7,000 Medicare Enrollees of an HMO in exchange for a capitation fee. This arrangement is pursuant to an agreement with the Company's Series C Preferred Stockholder. The term of the arrangement will be two years with annual renewals after the initial term has expired. During the three months ended March 31, 1998, the Company earned capitation revenue of approximately $7,318,000 under this contract. Actual capitation revenue earned pursuant to the above arrangement may vary each quarter due to fluctuations in the number of Medicare Enrollees and the reimbursement rates under the arrangement.

         The Company expects to continue expanding the Network with Payor Providers and Doctors Health Providers through additional Global Capitation Contracts, and with Doctors Health Providers through additional managed care contracting arrangements with PCPs in individual and group physician practices, and, to a lesser extent than in the past, with PCPs who sell their assets to the Company and become employed by a Core Medical Group.

RESULTS OF OPERATIONS

         The Company's operating results are significantly affected by the number of PCPs in the Network, the number of PCPs participating in Global Capitation Contracts, the number of Global Capitation Contracts in which the Company participates, the number of Enrollees in benefit plans under Global Capitation Contracts with the Company and the Medical Services Expense incurred by the Company. The following tables summarize the Company's history with respect to PCPs, executed Global Capitation Contracts, enrollees in benefit plans under Global Capitation Contracts with the Company and Medical Services
Expense:

                              DOCTORS HEALTH, INC.


                                                                  June 30,  June 30,  September 30,  December 31,  March 31,
                                                                    1996      1997        1997          1997          1998
                                                                  -------    -------  ------------   -----------    --------
Number of PCPs in the Network (a & b)..............................   59        197          258           323           361
Number of PCPs participating in Global Capitation Contracts (a & b)   45        110          109           219           268
Number of Global Capitation Contracts..............................    3          3            3             4             5
Number of Global Capitation Contract Patients:
    Commercial.....................................................2,039      4,943        5,561         6,097         6,069
    Medicare (c)...................................................  491      3,256        3,509        14,264        24,316

         (a) There is a lag between when physicians join networks and when they become eligible to participate in Global Capitated Contracts as a result of the credentialing and enpaneling processes and other internal Company procedures.
         (b) Excludes Payor Providers of approximately 2,200
         (c) Includes Payor Provider and Doctors Health Provider patients

         The following table sets forth for the three months and nine months ended March 31, 1997 and 1998, selected financial data expressed as a percentage of total revenues. Because of the Company's limited operating history, the limited period in which it has been assisting and managing PCPs, its limited experience with Global Capitation arrangements and the growth of the Company's revenues, the Company does not believe that the period to period comparisons, percentage relationships within periods and apparent trends set forth below are necessarily indicative of future operations.

                                Three Months      Three Months     Nine Months      Nine Months
                                    Ended             Ended           Ended            Ended
                                  March 31,         March 31,        March 31,        March 31,
                                    1997              1998             1997             1998
                                ------------      ------------     -----------      -----------
Capitation revenue                  46.8%             88.4%            43.9%           81.9%
Net revenue                         53.2%             11.6%            56.1%           18.1%
                                    -----             -----            -----           -----
Total revenues                     100.0%            100.0%           100.0%          100.0%

Medical services expense            45.8%             85.7%            45.1%           81.1%
Care center costs                   51.2%             11.2%            54.5%           17.5%
General and administrative          47.1%             13.9%            59.7%           18.7%
Depreciation and amortization        7.1%              1.6%             6.6%            2.5%
Interest and other income           (1.0)%            (1.2)%           (1.3)%          (1.7)%
Interest expense                     3.3%              1.0%             3.5%            1.6%
Income tax expense                     --                --               --              --
                                  -------           -------           ------         -------
Net loss                            (53.5)%           (12.2)%          (68.1)%         (19.7)%
                                  =======           =======           ======         =======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997.

         Total Revenues. The Company's total revenues increased to $31,772,082 for the three months ended March 31, 1998 from $6,762,471 for the three months ended March 31, 1997. Capitation Revenue increased to $28,096,653 (27,674,967 due to Global Capitation Contracts and $421,686 due to Gatekeeper Capitation Contracts) or 88.4% of total revenues for the three months ended March 31, 1998, compared to $3,163,080 ($2,796,098 due to Global Capitated Contracts and $366,982 due to Gatekeeper Capitation Contracts) or 46.8% of total revenues in the comparable prior period. This increase in Capitation Revenue is primarily attributable to the increase in the number of Enrollees participating in Global Capitation Contracts from 6,546 at March 31, 1997 to 30,385 at March 31, 1998. The Company expects the Capitation Revenue to increase in total and as a percentage of total revenues due to the increase in the number of Enrollees participating in the Company's Global Capitation Contracts.

         Medical Services Expense. Medical services expense was $27,223,678 or 85.7% of total revenues for the three months ended March 31, 1998 compared to $3,096,363 or 45.8% of total revenues for the three months ended March 31,

                              DOCTORS HEALTH, INC.


1997. This increase resulted from the increase in the number of Enrollees participating in the Company's Global Capitated Contracts from 6,546 at March 31, 1997 to 30,385 at March 31, 1998. The Company expects these expenses to increase due to the increase in the number of Enrollees participating in the Company's Global Capitation Contracts.

         Care Center Costs. Care center costs increased to $3,562,581 or 11.2% of total revenues for the three months ended March 31, 1998 from $3,463,540 or 51.2% of total revenues for the three months ended March 31, 1997. The increase in the dollar amount of care center costs resulted from the increase in the number of physicians in Core Medical Groups from 88 to 92. The Company expects that these expenses will continue to decline as a percentage of total revenues because the Company anticipates that it will not add a significant number of physicians to the Core Medical Groups in the future.

         General and Administrative Expenses. General and administrative expenses increased to $4,428,664 or 13.9% of total revenues for the three months ended March 31, 1998 from $3,184,840 or 47.1% of total revenues for the three months ended March 31, 1997. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, acquisitions, network development and care management departments and additional operating costs incurred in adding physicians to the Company's Network and attracting members who enroll in benefit plans under Global Capitation Contracts. While these expenses are expected to increase as the Company adds PCPs and HMO members, the Company expects that these expenses will continue to decline as a percentage of total revenues.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $521,048 or 1.6% of total revenues for the three months ended March 31, 1998 from $480,473 or 7.1% of total revenues for the three months ended March 31, 1997. The increase in dollar amount resulted primarily from intangible assets acquired in connection with the purchase of certain medical practice assets from PCPs, as well as the purchase of certain fixed assets.

         Interest and Other Income. Interest and other income increased to $390,316 or 1.2% of total revenues for the three months ended March 31, 1998 from $65,084 or 1.0% of total revenues for the three months ended March 31, 1997. The increase in dollar amount resulted primarily from the increase in cash and cash equivalents and short-term investments.

         Interest Expense. Interest expense increased to $327,703 or 1.0% of total revenues for the three months ended March 31, 1998 from $222,752 or 3.3% of total revenues for the three months ended March 31, 1997. These dollar increases resulted primarily from the increase in the level of borrowings.

         Income Tax Expense. In light of the Company's loss and its full valuation allowance for deferred tax assets, for the three months ended March 31, 1998 and 1997, the Company did not require a provision for income taxes.

         Net Loss. The Company had a net loss of $3,901,276 for the three months ended March 31, 1998 compared to $3,620,413 for the three months ended March 31, 1997.

         Loss Applicable To Common Stock. In arriving at loss applicable to common stock, the Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders and accretion. The net loss applicable to common stock was $4,802,072 for the three months ended March 31, 1998 compared to $3,995,368 for the three months ended March 31, 1997.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998 TO THE NINE MONTHS ENDED MARCH 31, 1997.

         Total Revenues. The Company's total revenues increased to $60,547,988 for the nine months ended March 31, 1998 from $15,149,998 for the nine months ended March 31, 1997. Capitation Revenue increased to $49,612,951 ($48,631,744 due to Global Capitation Contracts and $981,207 due to Gatekeeper Capitation Contracts) or 81.9% of total revenues for the nine months ended March 31, 1998, compared to $6,650,255 ($5,294,940 due to Global Capitated Contracts and $1,355,315 due to Gatekeeper Capitation Contracts) or 43.9% of total revenues in the comparable prior period. This increase in Capitation Revenue is primarily attributable to the increase in the number of Enrollees participating in Global Capitation Contracts from 6,546 at March 31, 1997 to 30,385 at March 31, 1998. The Company expects the Capitation Revenue to increase in total and as a percentage of total revenues due to the increase in the number of Enrollees participating in the Company's Global Capitation Contracts and the new Global Capitation Contracts discussed above.

         Medical Services Expense. Medical services expense was $49,088,587 or 81.1% of total revenues for the nine months ended March 31, 1998 compared to $6,842,259 or 45.1% of total revenues for the nine months ended March 31, 1997. This increase resulted from the increase in the number of Enrollees participating in the Company's Global Capitated Contracts from 6,546 at March 31, 1997 to 30,385 at March 31, 1998. The Company expects these expenses to increase due to the increase in the number of Enrollees participating in the Company's Global Capitation Contracts and the new Global Capitation Contracts as discussed above.

                              DOCTORS HEALTH, INC.


         Care Center Costs. Care center costs increased to $10,597,218 or 17.5% of total revenues for the nine months ended March 31, 1998 from $8,263,302 or 54.5% of total revenues for the nine months ended March 31, 1997. The increase in the dollar amount of care center costs resulted from the increase in the number of physicians in Core Medical Groups from 88 to 92. The Company expects that these expenses will continue to decline as a percentage of total revenues because the Company anticipates that it will not add a significant number of physicians to the Core Medical Groups in the future.

         General and Administrative Expenses. General and administrative expenses increased to $11,321,564 or 18.7% of total revenue for the nine months ended March 31, 1998 from $9,039,310 or 59.7% of total revenues for the nine months ended March 31, 1997. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, acquisitions, network development and care management departments and additional operating costs incurred in adding physicians to the Company's Network and attracting members who enroll in benefit plans under Global Capitation Contracts. While these expenses are expected to increase as the Company adds PCPs and HMO members, the Company expects that these expenses will continue to decline as a percentage of total revenues.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $1,547,868 or 2.5% of total revenues for the nine months ended March 31, 1998 from $993,550 or 6.6% of total revenues for the nine months ended March 31, 1997. The increase in dollar amount resulted primarily from intangible assets acquired in connection with the purchase of certain medical practice assets from PCPs, as well as the purchase of certain fixed assets.

         Interest and Other Income. Interest and other income increased to $1,029,374 or 1.7% of total revenues for the nine months ended March 31, 1998 from $202,889 or 1.3% of total revenues for the nine months ended March 31, 1997. The increase in dollar amount resulted primarily from the increase in cash and cash equivalents and short-term investments.

         Interest Expense. Interest expense increased to $961,719 or 1.6% of total revenues for the nine months ended March 31, 1998 from $529,696 or 3.5% of total revenues for the nine months ended March 31, 1997. These dollar increases resulted primarily from the increase in the level of borrowings.

         Income Tax Expense. In light of the Company's loss and its full valuation allowance for deferred tax assets, for the nine months ended March 31, 1998 and 1997, the Company did not require a provision for income taxes.

         Net Loss. The Company had a net loss of $11,939,594 for the nine months ended March 31, 1998 compared to $10,315,230 for the nine months ended March 31, 1997.

         Loss Applicable To Common Stock. In arriving at loss applicable to common stock, the Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders and accretion. The net loss applicable to common stock was $14,558,848 for the nine months ended March 31, 1998 compared to $11,241,970 for the nine months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. As of March 31, 1998, the Company had a working capital deficit of $4,716,124. Until the Company attracts an adequate number of capitated lives in Global Capitation Contracts and the Company achieves further reductions in the cost of medical care, the Company expects to incur operating losses and experience negative operating cash flows. The Company believes that its cash and cash equivalents of $24,785,635 as of March 31, 1998 and internally-generated cash will be sufficient to fund the Company's operations through August 31, 1998. In the event Beacon invests an additional $10,000,000 on or before June 30, 1998, management believes the Company will have sufficient cash to fund operations through June 30, 1999. In the event Beacon does not invest an additional $10,000,000, the Company will require additional capital after August 31, 1998 to fund operations, potential acquisitions, capital expenditures and other commitments. At that time, the Company will seek additional capital through internally-generated funds or outside sources, but there is no assurance that the Company will be able to obtain such capital. Certain provisions of the Company's Certificate of Incorporation may discourage potential investors from providing additional capital to the Company due to certain anti-dilution protection provisions affecting the conversion ratios of each series of Preferred Stock. Such anti-dilution provisions may be triggered upon the issuance of additional capital stock on terms more favorable than those on which the existing Preferred Stockholders obtained their stock.

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

                              DOCTORS HEALTH, INC.


The parties completed an initial purchase of 2,000,000 shares for $20,000,000 on July 15, 1997. The Company incurred issuance costs of approximately $1,289,000 in connection with the Series D financing including financing and due diligence fees. The $18,711,000 in net proceeds is being used to fund the expansion of the Company and operating losses. Under the Series D Purchase Agreement, the Company expects to complete a subsequent sale of 1,000,000 shares for $10,000,000 on or before June 30, 1998, subject to certain conditions set forth in the Series D Purchase Agreement. Such conditions include that no event or change shall have caused any material adverse effect on the Company's business, assets, liabilities, properties, condition, prospects, operations or results of operations of the Company. Although there can be no assurance that the Company will receive the additional $10,000,000 investment from Beacon, the Company believes it has currently satisfied the applicable conditions to such an investment.

         Chase Credit Facility. The Company has established an $11,000,000 credit facility ("Credit Facility") with Chase Manhattan Bank, N.A. ("Chase"). The Credit Facility supports a $5,250,000 standby letter of credit which is required under the Company's Global Capitation contract with NYLCare. The maturity date of the $11,000,000 Credit Facility is November 1, 1998. The Credit Facility is collateralized by, among other assets, the Company's cash assets under management with Chase Asset Management, Inc. and accrues interest at an annual rate of approximately 6.2%. As of May 14, 1998, the remaining amount available under the Credit Facility is $1,750,000.

         HBO & Company Note Payable. On May 14, 1998, the Company repaid the $2,000,000 note payable to HBO & Company. Pursuant to the Company's note payable to HBO & Company, the Company agreed to pay interest on the note in the form of a warrant to purchase shares of Class A Common Stock. As adjusted for the September 30, 1997 stock split-up, on May 14, 1998, the Company issued HBO & Company a warrant to purchase 120,000 shares of Class A Common Stock at an exercise price of $7.50 per share.

         Cash Flow. Net cash provided by (used in) operating activities was $2,107,372 for the three months ended March 31, 1998, compared to $(3,268,464) in 1997. The cash provided by operating activities for the three months ended March 31, 1998 resulted primarily from a $11,405,659 increase in accrued and other liabilities offset by $3,901,276 in net losses and an increase in prepaid expenses and other receivables of $5,787,888.

         Net cash provided by (used in) investing activities was $2,324,937 for the three months ended March 31, 1998, compared to ($596,553) in 1997. The cash provided by (used in) investing activities for the three months ended March 31, 1998 was primarily due to the redemption of a $3,000,000 short-term investment offset by $423,182 of property and equipment purchases and $228,300 of cash for payments for acquisitions.

         Net cash (used in) provided by financing activities was ($221,016) for the three months ended March 31, 1998, compared to $4,291,801 in 1997.

         Net cash (used in) provided by operating activities was $4,123,413 for the nine months ended March 31, 1998, compared to ($8,560,684) in 1997. The cash provided by operating activities for the nine months ended March 31, 1998 resulted primarily from (i) a $22,426,193 increase in accrued and other liabilities and (ii) depreciation and amortization of $1,547,868 offset by (iii) $11,939,594 in net losses and (iv) a $7,167,755 increase in prepaid expenses and other receivables.

         Net cash used in investing activities was $2,150,417 for the nine months ended March 31, 1998, compared to $2,163,847 in 1997. The use of cash for investing activities for the nine months ended March 31, 1998 was primarily from
(i) $1,359,885 of cash for payments for acquisitions and (ii) $745,301 of property and equipment purchases.

         Net cash provided by financing activities was $18,074,811 for the nine months ended March 31, 1998, compared to $12,615,069 for the nine months ended March 31, 1997. The cash provided by financing activities for the nine months ended March 31, 1998 was primarily due to the net proceeds from the issuance of the Series D Redeemable Convertible Preferred Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                              DOCTORS HEALTH, INC.


                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

         Between January 1, 1998 and March 31, 1998, the Registrant issued 19,102 shares of Class B Common Stock in connection with physician affiliation transactions. The Registrant received assets and contractual services which have been integrated into the Company's operations.

ITEM 5.  OTHER INFORMATION

SUBSEQUENT EVENTS

         The Company's Board of Directors is subject to a change in control due to the Company's failure, as of March 31, 1998, to achieve certain profitability and Medicare Medical Loss Ratio benchmarks set forth in the Company's Certificate of Incorporation. In addition, management believes that the stockholders, other than the holders of Series D Preferred Stock, may be subject to substantial dilution after June 30, 1998 because the Company may not achieve certain Medicare Medical Loss Ratio and Medicare Enrollee performance benchmarks as of June 30, 1998. The Company's Medicare Medical Loss Ratio is obtained by dividing Medicare Medical Services expenses (including direct medical expenses, stop loss insurance and reserves for incurred but not reported expenses) by Medicare Global Capitation revenue.

CHANGE IN CONTROL OF THE BOARD OF DIRECTORS

         The Certificate of Incorporation provides that the Board of Directors of the Company will be subject to a change in control if the Company (i) fails to record positive net income for two consecutive fiscal quarters or three out of five consecutive fiscal quarters and (ii) has a Medicare Medical Loss Ratio of 90% or more. The Company did not earn positive net income for the quarters ended December 31, 1997 and March 31, 1998 and the Medicare Medical Loss Ratio was greater than 90% for those periods.

         As a result, on May 14, 1998, the Secretary of the Corporation issued a written notice to each director of the Company advising them that the Company failed to meet certain net income and Medicare Medical Loss Ratio benchmarks for the fiscal quarters ended December 31, 1997 and March 31, 1998. The notice advised the directors that effective May 14, 1998 each Series D Preferred Director shall have ten votes with respect to all matters requiring Board of Directors or Executive Committee approval or action. As a result, the Series D Preferred Stockholder is able to control a majority of the votes cast at any meeting of the Board of Directors and Executive Committee and will have the ability to control the business, policies and affairs of the Company.

         The Series D Preferred Directors have not exercised these voting rights to date, and although the Series D Preferred Directors have not waived these rights and may exercise them in the future, on April 29, 1998, representatives of the Series D Preferred Stockholder advised the Board of Directors that the Series D Preferred Directors do not currently intend to exercise these voting rights.

CONVERSION RATIO ADJUSTMENT FOR THE SERIES D PREFERRED STOCK

         The Certificate of Incorporation provides that the conversion ratio for converting shares of Series D Preferred Stock to Class C Common Stock will be subject to downward adjustment in the event that the average Medical Loss Ratio for the Company's Medicare enrollees is greater than 72.5%, for the year ending June 30, 1998 and the Company has less than 28,000 Medicare enrollees at June 30, 1998. Management believes the Company will not achieve the Medicare Enrollee and Medical Loss Ratio performance benchmarks. The adjustment in the conversion ratio would have the effect of reducing the purchase price of the Series D Preferred Stock.

                              DOCTORS HEALTH, INC.


         As a result, management believes that the effective purchase price of the Series D Preferred Stock will be subject to adjustment upon the filing of the Annual Report on Form 10-K of the Company (to be filed with the Commission in September 1998) and that the adjustment will reduce the purchase price for the Series D Preferred Stock from $10.00 per share to as low as $5.50 per share. The Series D Preferred Stockholder was issued 2,000,000 shares of Series D Preferred Stock on July 15, 1997 based upon the investment of $20 million (to be adjusted to 4,000,000 pursuant to the two-for-one stock split effected on September 30, 1997). Based upon the current investment of $20 million (and excluding stock dividends of 116,643 shares of Series D Preferred Stock issued through April 1, 1998), the Series D Preferred Stockholder would own, after taking into account the stock split and conversion ratio adjustment, 7,272,727 shares of Class C Common Stock, representing approximately 39% of the outstanding capital stock of the Company.

         The Series D Preferred Stockholder has agreed to purchase an additional 1,000,000 shares of Series D Preferred Stock (2,000,000 shares as a result of the stock split) on or before June 30, 1998 at a price of $10.00 per share. If the Series D Preferred Stockholder completes this purchase (representing a total investment of $30 million, excluding stock dividends of 158,867 shares of Series D Preferred Stock issuable through June 30, 1998), the Series D Preferred Stockholder would own, after taking into account the stock split and conversion ratio adjustments, 10,909,090 shares of Class C Common Stock. As a result, the Series D Preferred Stockholder would own approximately 50% of the outstanding capital stock of the Company.

         The adjustments described above would be completed if and when the holders of Series D Preferred Sock convert such shares to the Company's Class C Common Stock.

ELECTION OF BOARD MEMBER

         Effective April 1, 1998, Paul A. Serini resigned from the Board of Directors as a Class A Director. On April 29, 1998, the remaining Class A Directors elected Norman A. Marcus, M.D., as a Class A Director.

CONSULTING AGREEMENT WITH DR. SCOTT RIFKIN

         Dr. Scott Rifkin has resigned as the Company's Executive Vice President of Development effective as of May 14, 1998 in order to pursue other business opportunities. Dr. Rifkin has entered into a consulting agreement with the Company dated May 14, 1998 pursuant to which he will assist the Company in certain development and other activities until May 14, 2001. The Consulting Agreement provides that the Company will pay Dr. Rifkin a consulting fee of $120,000 per year during the first year of the Consulting Agreement $100,000 per year during the second and third years of the Consulting Agreement. Dr. Rifkin will continue to serve as Chairman of the Company's Board of Directors, and a member of the Executive Committee and other committees of the Board until the 1998 Annual Meeting of the Stockholders and Board of Directors, at which time he intends to stand for reelection to the Board but does not intend to stand for reelection as Chairman of the Board. He will remain subject to the non-competition and confidentiality provisions of his Employment Agreement, as amended on July 15, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.1 - Consulting Agreement by and between the Company and Dr. Scott Rifkin dated May 14, 1998.
         11   - Statement regarding computation of per share earnings
         27   - Financial Data Schedule

         (b) Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOCTORS HEALTH, INC.

                                       By: /s/ Stewart B. Gold
                                           _____________________________________
                                           Stewart B. Gold
                                           President and Chief Executive Officer