Form 10-K
period 1998-06-30
DOCTORS HEALTH INC
filed 1998-09-28
CIK 1010005

UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                                    ACT OF 1934

                                      FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                                         OR

     |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM TO

                                          COMMISSION FILE NUMBER 333-1926

                                                DOCTORS HEALTH, INC.

                               (Exact name of registrant as specified in its charter)

                    DELAWARE                                     52-1907421
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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: N/A

Indicate the number of shares outstanding of each of the Registrant's classes of common stock.

                              CLASS                               OUTSTANDING AT SEPTEMBER 25, 1998
         CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE              1,653,375 SHARES

         CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE              5,347,898 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                           FORWARD LOOKING STATEMENTS



         This Annual Report on Form 10-K contains statements which, to the extent they are not recitations of historical fact are hereby identified as "forward looking statements." Doctors Health, Inc. cautions readers that such "forward looking statements," including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, and income, wherever they may appear in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." Such "forward looking statements" should be considered in light of various important factors, including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

         These "forward looking statements" are located at various places throughout this document. In addition, the risks and uncertainties described below are applicable to the Notes to the Unaudited Consolidated Financial Statements and the discussions under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operation --Liquidity and Capital Resources" and "Subsequent Events." The Company, through its senior management, may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company.

         The Company disclaims any intent or obligation to update any "forward looking statements."

                                     Part I

Item 1. Business
General

         Doctors Health, Inc. (together with its wholly-owned subsidiaries, the "Company") is a medical care management company which conducts its business through a network consisting of primary care physicians ("PCPs"), specialists, hospitals and other health care providers (the "Network") and its care management. As of June 30, 1998, the Network consisting of Doctors Health Providers and Payor Providers (see definitions below) included approximately 10,970 physicians in Maryland, Washington, D.C. and Virginia, including approximately 2,570 PCPs, and 8,400 specialists (including obstetrician-gynecologists).

         The Company's strategy has principally focused on acquiring Global Capitation Contracts under which the Company would generate operating income. This strategy has not been successful to date. Despite adding enrollees through new Global Capitation Contracts, the Company sustained a net loss of $40,258,909 for the year ended June 30, 1998. These losses are the result of the following factors: (1) medical expenses incurred were significantly greater than expected;
(2) the number of Medicare enrollees did not increase at the rate anticipated;
(3) the Company's overhead expenses were too high to be supported by the margin generated by the difference between Capitation Revenues and the corresponding Medical Services Expense; and (4) the devaluation of certain intangible assets recorded in connection with the purchase of physicians practices. As a result of these operating developments and the Company not receiving an anticipated investment of $10,000,000, there is substantial doubt as to the Company's ability to continue as a going concern which may require the Company to seek protection under the federal bankruptcy laws. Management and the Board currently have no plans to liquidate or otherwise terminate the operations of the Company.

         The Company's primary focus is managing the delivery of medical care to
(i) enrollees of insurers (Medicare and commercial) and health maintenance organizations ("HMOs") under Global Capitation Contracts with Payors on a capitated basis, (ii) patients of HMOs or other Payors under a management fee basis and (iii) patients in acute-care medical facilities ("Inpatient Medical Management"). Global Capitation Contracts are defined as contracts pursuant to which the Company is paid a fixed amount per enrollee to cover primary care, specialist, hospital and other health care services and assumes all or part of the financial risk associated with such services with or without certain carve-outs over a specified period, regardless of the actual cost of the services provided. Payor is defined as an organization, such as an insurance company, employer, HMO, or HCFA, that pays or reimburses a health care provider or other entity for health care services to be provided to a patient or health plan.

         The Company manages the delivery of medical care by the various health care providers in the Network and through a care management department consisting of physicians, nurses, social workers and other staff. Through these resources, the Company seeks to promote the wellness of patients, control costs, and encourage patient satisfaction through case and disease management, utilization review and quality management services, as well as other procedures to ensure that medical care is being provided by the most appropriate provider in the Network. The Network includes certain medical groups, physician networks and independent practice associations ("IPAs") that have affiliated with the Company through a variety of contractual relationships whereby such providers have designated the Company as their agent for the purpose of negotiating Global Capitation Contracts and other managed care contracts ("Doctors Health Providers"). The Company's Network also includes physicians affiliated with certain Payors with which the Company has contracted to provide network management services on a capitated basis ("Payor Providers"). Doctors Health Providers and Payor Providers are collectively referred to as Network Providers. The Company does not provide any medical services directly but arranges for care which is provided by Network Providers and other contracting health care providers.

The Managed Health Care Industry

         The Medicare managed health care industry is undergoing substantial changes. The Health Care Financing Administration ("HCFA") has encouraged Payors to provide managed medical care to Medicare-eligible persons on a capitated basis. However, many Payors have sustained considerable financial losses as a result of their attempts to market and implement this product. As a result, certain Payors have recently announced that they will charge enrollees new or increased premiums for medical services, while other Payors have announced that they will terminate their participation in the federal government's Medicare HMO program. These market forces will have a material effect on the Company's financial condition and results of operations because it may be difficult for the Company to obtain a sufficient number of Medicare managed care contracts and Medicare enrollees, and additional premiums may reduce the number of enrollees in the Company's managed care contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" - "Termination of the NYLCare Global Capitation Contract" and "Business - Recent Developments - Termination of NYLCare Global Capitation Contract and Related Matters".

Strategy

         Despite the uncertainty of these market forces, the Company believes the evolution of managed care in the health care industry has created an opportunity to provide health care more efficiently and profitably than is possible under the traditional "fee-for-service" or "HMO network" models. The key elements of this strategy are as follows:

         Effectively Manage the Delivery of Medical Care. The Company believes that much of the high cost of health care and patient dissatisfaction with health care outcomes is caused by excessive utilization of high cost services and the lack of incentives in the health care system to help patients avoid high-cost, episodic care. Accordingly, the Company seeks to manage the delivery of health care services among the physicians, hospitals, and other providers within the Network to (i) focus on wellness and health promotion programs managed by the Company and individual PCPs, (ii) reduce specialist and other provider costs through early and effective care management services; and (iii) reduce medical costs, particularly inpatient, costs through more efficient utilization of alternative medical care strategies such as outpatient or home care, where medically appropriate.

         Medicare Managed Care. An important element of the Company's strategy has included the enrollment of Medicare-eligible persons in the Medicare managed care plans with which the Company contracts. While the Company faces the risk of high utilization of medical care by elderly enrollees, compensation rates for Medicare patients are considerably higher than for non-Medicare patients, reflecting the greater historical expense of providing care to Medicare patients. Accordingly, an important component of the Company's strategy is to
(i) obtain access to significant numbers of Medicare patients through various contractual arrangements with Payors and PCPs; and (ii) attract new Medicare patients to enroll in Medicare HMOs with whom the Company contracts.

         Additional Revenue Sources. The Company is seeking to diversify its sources of income. Currently, the Company is dependent upon contracts which compensate the Company on a capitated basis and subject the Company to the risk that medical care will exceed the amount of capitated revenues. An important element of the Company's strategy is to market the Company's medical care management services to third parties, including Payors, HMOs and medical institutions. The Company will seek fixed-fee compensation arrangements for such services.

         Network Development. The Company has constructed the Network by entering into various affiliation arrangements with PCPs, specialists, hospitals and other health care providers in the Baltimore and Washington metropolitan areas, Northern Virginia and surrounding regions (the "Network Providers") to enable it to assume risk under Global Capitation Contracts for certain health care services. Through these affiliation arrangements, the Company obtains the right to negotiate and execute managed care contracts on behalf of individual physicians, independent IPAs and medical groups.

Affiliation Program

         As of June 30, 1998, the Company had obtained the right to negotiate and execute managed care contracts for approximately 390 Doctors Health Providers who are PCPs through agreements with individuals, independent IPAs and independent medical groups and through acquisitions of assets of the medical practices of PCPs who became employees of a Core Medical Group. Also, as of June 30, 1998, the Company had completed network arrangements with approximately 1,900 specialists who are Doctors Health Providers. The Company does not expect that it will expand the number of physicians affiliated with it through the Core Medical Groups. See "Business - Recent Developments - Core Medical Group Restructuring."

Operations

         The Company's operations consist of (1) medical management services for enrollees and Payors, including physician credentialing, care management, utilization review/referral management services; (2) inpatient medical management services; (3) negotiating Global Capitation Contracts and other risk arrangements with Payors; and (4) providing traditional practice management services to Core Medical Groups.

         Medical Management Services. The Company believes the most successful approach to managing capitation risk and the costs associated with that risk is through the care management process. Care management seeks to promote the wellness of patients, control costs, encourage patient satisfaction and coordinate and integrate the health care services provided by participants in the Company's Network. The Company's care management program consists of credentialing physicians, utilization review, referral management, case management, disease management and quality management. These programs seek to improve and preserve the quality of health care services provided by participants in the Company's Network and control the cost of medical care. Under two of the Company's Global Capitation Contracts, Payors have delegated to the Company responsibility for utilization review and care management. The Company currently employs 56 care management personnel with medical director, nursing, social work, case management and other patient care management experience. The extent to which the Company continues or expands this line of business will depend upon the outcome of the NYLCare/Aetna arbitration and court proceedings. See "Business - Recent Developments - Termination of NYLCare Global Capitation Contract and Related Matters" and Item 3. Legal Proceedings.

       o Referral and Utilization Management. The Company also performs referral and utilization management. Referral and utilization management encourages Network Providers to provide cost-effective, quality care by emphasizing preventive medicine and by eliminating or reducing unnecessary tests, procedures, surgeries, hospitalizations and referrals to specialists. The Company's utilization management staff reviews for medical appropriateness selected referrals by PCPs in the Network under the Company's Global Capitation Contracts to other providers for the use of ancillary services, and for inpatient hospital admissions. The Company utilizes health care management guidelines that are widely accepted in the health care industry to review referrals for clinical appropriateness. The Company shares the guidelines with physicians and prepares and provides other educational programs regarding utilization and referrals, including comparative data, to the PCPs. The PCPs provide information regarding referrals to the Company's utilization management staff which reviews referrals for services not provided by such PCPs. The Company's utilization management coordinator and Medical Directors perform a network assessment and appropriateness review. Utilization and referral management is a critical component of the Company's operations because it promotes the effective and efficient use of medical resources, controls the cost of medical care, and contributes to the Company's ability to negotiate and obtain favorable shared risk arrangements with Payors.

       o Disease Management Program. The Company promotes patient wellness and seeks to avoid hospitalizations, reduce length of in-patient stays, and otherwise reduce costs associated with high-frequency and high-cost chronic conditions through its disease management program. The Company's program is currently focused on three of the most expensive and debilitating ailments suffered by patients: congestive heart failure, diabetes and asthma. The disease management process involves physicians and employees from many of the Company's departments, including utilization management, case management, education specialists, physician liaisons and contracting. The Company gathers data and other information regarding these conditions, such as morbidity and mortality statistics, length of stay and hospital admission rates, and other data related to the cost of care associated with such conditions. The Company also identifies patients participating in its Global Capitation Contracts that are at risk or suffering from one of these conditions. Physicians design a recommended disease-specific medical approach, and the Company's employees involved in disease management, using the resources of many of the Company's departments, develop a plan to provide cost-effective, high quality care to patients suffering from these chronic diseases. Specifically, the Company establishes utilization and referral parameters, develops specialized pharmaceutical and nutritional programs, provides education to patients, monitors specific cases and provides patient support.

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

       o Case Management Program. The Company's case management program also focuses on patient satisfaction and cost savings by identifying patients whose diagnoses will require significant medical care. The Company's staff of case managers coordinate all aspects of the care of such patients, including development of a care plan in coordination with the patient's PCP. The care plan includes evaluating whether a particular treatment is appropriate, whether there are alternate sites to provide the treatment, and the availability of community resources to meet treatment needs. Management believes effective case management will assist PCPs and other health care professionals to slow the progression of the disease, ensure patient compliance with the required treatment, reduce hospital admissions and lengths of stay, as well as improve patient satisfaction. The Company believes that integrated health care, with the PCP at its core, is both less expensive and provides better health care for the vast majority of patients.

       o Inpatient Medical Management Service. The Company is developing an inpatient medical management service which the Company intends to market to Payors with patients in the Maryland, Washington, D.C. and Virginia. This service will capitalize on the Company's medical care management capabilities and seek to reduce unnecessary hospital admissions and, where appropriate, the length of inpatient stays while promoting high quality health care services in the hospital setting. To support this product, the Company will contract with physicians or physician groups to provide comprehensive hospitalist services and inpatient care coordination and coverage services at hospitals. In cooperation with the Company's Care Management Department, the hospitalists will coordinate and manage inpatient stays and inpatient treatment, including subspecialty and ancillary usage, and coordinate discharge planning with, and transfer to, primary care physicians. The hospitalists communicate with the patient's primary care physician regarding patient status from presentation to discharge, therapeutic and diagnostic plans, and patient disposition plans and coordinate care to ensure that patients are admitted to appropriate facilities and that subspecialty consultations and usage of ancillary services are necessary and not duplicative.

                  In October 1998, the Company will begin a pilot inpatient medical management service in connection with its Global Capitation Contract for Medicare patients of Blue Cross Blue Shield on the Eastern Shore of Maryland. In connection with the pilot project, the Company will receive no additional revenues, but anticipates where the services are purchased by other Payors, such Payors will compensate the Company on the basis of a fixed fee for each patient whose medical care is managed by the Company.

         Global Capitation And Other Risk Arrangements. The Company negotiates for and enters into Global Capitation Contracts with Payors to (1) provide health care services to their enrollees through Doctors Health providers and (2) manage the provision of medical services provided by Payor Providers. As of June 30, 1998, the Company had 30,518 capitation lives covered by its Global Capitation Contracts. Of these capitation lives, 6,477 capitation lives participated in the Company's commercial Global Capitation Contract and 24,041 capitation lives participated in the Company's Medicare Global Capitation Contracts. Effective September 1, 1998, the number of capitation lives under the Company's Global Capitation Contracts was reduced by approximately 2,858 capitated lives due to termination of one of these contracts. See "Business - Recent Developments - Termination of NYLCare Global Corporation Contract and Related Matters."

         The Company performed medical management services during fiscal 1998 under four Medicare Global Capitation Contracts and one commercial Global Capitation Contract with Payors. Effective, September 1, 1998, the Company terminated one Medicare Global Capitation Contract. One Payor has advised the Company that such Payor is terminating its Medicare contract with the HCFA effective December 31, 1998, at which time there would be no Medicare enrollees under such Payor's Global Capitation Contract. (See "Business - Recent Developments - Termination of NYLCare Global Capitation Contract and Related Matters".) Global Capitation Contracts typically obligate the Company to provide and pay for all physician services (except for negotiated carve-outs) and, in certain contracts, hospital and ancillary services for a percentage of the premium or a fixed capitation payment. The payment from a Payor to the Company is typically calculated based on the number of enrollees of the HMO who have selected the Company's PCPs. In its Payor contracts, the Company currently attempts to assume risk for all services, except mental health and pharmacy. Eye care, home health and durable medical equipment also may be carved out of the Company's risk where more competitive terms for these services are available to Payors through their existing national relationships. The Payor in each contract also retains a percentage of the premium to perform marketing, enrollment and certain administrative services.

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

         The Company also is a party to certain capitation contracts pursuant to which the Payor compensates the Company only for primary care medical services ("Gatekeeper Capitation Contracts"). The Company derives no earnings from the Gatekeeper Capitation Contracts and attempts to convert the managed care lives in such commercial gatekeeper contracts to Global Capitation Contracts when possible. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Source of Revenues".

         In October 1997, the Company entered into a Global Capitation Contract with NYLCare Health Plans of the Mid-Atlantic, Inc. ("NYLCare"), which was subsequently acquired by Aetna U.S. Healthcare (collectively, "NYLCare/Aetna"). The NYLCare contract increased the number of physicians in the Network by approximately 1,400 PCPs and 5,700 specialists; and the number of the Company's Medicare enrollees by approximately 9,900. As a result, Capitation Revenues significantly increased although such increase has been more than offset by an increase in medical services expense and general and administrative expenses. On February 1, 1998, the Company and NYLCare expanded the agreement to add an additional 2,500 Medicare enrollees. The contract amendment and general growth increased the number of Medicare enrollees covered by this contract from approximately 9,900 to approximately 13,500 as of June 30, 1998. On August 31, 1998, NYLCare/Aetna announced that it will terminate its participation in the Medicare managed care program effective December 31, 1998, at which time there would be no Medicare enrollees under the Global Capitation Contract. On September 24, 1998, the Company rescinded the Global Capitation Contract because management believes NYLCare/Aetna has breached such contract. See "Business - Recent Developments - Termination of NYLCare Global Capitation Contract and Related Matters".

         On January 1, 1998, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 6,500 Medicare enrollees of an HMO in exchange for a capitation fee. This arrangement is pursuant to an agreement with the Company's Series C Preferred Stockholder. The Company anticipates that the term of the arrangement will be two years with annual renewals after the initial term has expired. The Company and the Series C Preferred Stockholders have not yet executed the actual contract and are currently operating under a letter of intent.

         The Company's commercial Global Capitation Contract with Free State Health Plan, Inc., a subsidiary of CareFirst of Maryland, Inc. ("Free State"), terminated during fiscal year 1997, but the Company and Free State have orally agreed to continue to conduct business pursuant to such contract until the parties complete negotiations for the terms of a new agreement. Similarly, the Company's Medicare Global Capitation Contract with Health Care Corporation of the Mid-Atlantic, a subsidiary of CareFirst of Maryland, Inc. ("HCCMA") terminated during fiscal year 1997, but the Company and HCCMA have orally agreed to conduct business pursuant to such contract until the parties complete negotiations for the terms of a new agreement. The Company terminated its Medicare Global Capitation Contract with Chesapeake Health Plan, a subsidiary of United Health Care of the Mid-Atlantic effective September 1, 1998.

         Practice Management Services to Core Medical Groups. Since the Company's inception, the Company has organized sole proprietors or small medical groups into group medical practices as Core Medical Groups affiliated with the Company. Each Core Medical Group is comprised of a group of physicians under common management and is designed to provide a full and coordinated spectrum of medical services to patients and meet Payors' needs. The Core Medical Groups were formed in five geographic markets in Maryland. As of June 30, 1998, 87 PCPs were participating in the Company's Network as employees of five Core Medical Groups.

         The Company purchased from PCPs or medical groups of PCPs certain medical practice assets as well as contract rights under certain business contracts of the medical practice and assumed specified liabilities or obligations. The PCPs received a combination of cash and Class B Common Stock of the Company.

         Pursuant to the Company's PSO Agreements with the Core Medical Groups, the Company's operations include the delivery of certain practice management services to the PCPs who are members of the Core Medical Groups for nominal cost. Such services include administrative, legal and accounting services, lease negotiations, and financial, billing and collection services, and compliance management. The practice management services provided by the Company also include maintaining the financial and business books and records of the Core Medical Groups, providing legal support, providing marketing and advertising, and paying for costs and expenses incurred in connection with the operation and administration of the Core Medical Group's practice of medicine. As of June 30, 1998 the Company provided billing services for 78 PCPs and two laboratories. The Company will not increase the number of PCPs who receive these services and the Company intends to restructure its relationship with the Core Medical Groups and has begun negotiations with representatives of certain of the Core Medical Groups with a view to reducing the Company's obligations thereunder. See " - Core Medical Group Restructuring."

Government Regulation

         The health care business generally, the activities of the Company, and the activities of PCPs and other health care providers in the Network are subject to extensive and pervasive federal and state regulation. The Company believes that its operations are in material compliance with applicable federal and state laws and regulations, as currently interpreted and applied. Nevertheless, federal and state laws and regulations, including the federal "fraud and abuse" laws, "Stark" and state law restrictions on physician self-referral, and the pervasive regulation of the activities of managed care entities, tend to be broadly written and lack extensive judicial interpretation. There can be no assurance that a review of the Company's operations and structure by regulatory authorities or courts might not result in a determination that could adversely affect the Company. Moreover, the regulatory environment in which the Company operates has changed materially in recent years, and future changes are likely, some of which could restrict the Company's existing structure or business relationships, limit its growth, or inhibit its financial operations or opportunities for success.

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

       Concerned that legitimate business arrangements were being stifled by the fraud and abuse rules, Congress directed DHHS to promulgate regulations which establish "safe harbor" exceptions to the fraud and abuse rules. Initial safe harbors were adopted in July 1991, and others have been proposed and adopted from time to time. Some of these safe harbors are applicable to the activities of the Core Medical Groups, its employee physicians, and the Company, including provisions related to space and equipment leases, personal service and management contracts, the sale of practices, bona fide employment relationships, group practices, physician incentive plans and managed care contracting activities. Basically, all lease and services agreements must be in writing, describe all services to be provided, be on commercially reasonable terms, and require payment consistent with fair market value in arms length transactions which is not determined by taking into account the volume or value of referrals of Medicare and Medicaid business. The Company believes that its lease and management activities generally fall within the safe harbors. However, no independent appraisal or fairness opinion concerning the fair market value of such leases or services agreements or the reasonableness of the consideration received by the Company therefor has been secured, and there can be no assurance that federal or state regulators might not challenge some of the transactions or practices of the Company. Failure to comply with a safe harbor exception or the lack of a safe harbor with respect to a transaction does not itself result in, or constitute a violation of, the fraud and abuse rules.

       Recent Federal Legislation. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act of 1997 ("BBA") created significant new fraud and abuse related provisions. One of the new programs created was the opportunity to obtain an advisory opinion from the Office of the Inspector General of the Department of Health and Human Services ("OIG") regarding whether proposed transactions would violate either the anti-kickback statute or the physician self-referral statute ("Stark"). Written advisory opinions bind all parties to the advisory opinion, and are to be issued within a sixty-day time period. The Company has not requested an advisory opinion with respect to any of its transactions.

       In addition, HIPAA created a new safe harbor from the Medicare and Medicaid fraud and abuse limitations for risk-sharing arrangements between providers and managed care organizations. Regulations implementing this new safe harbor are currently under development. However, the statutory provision appears to be intended to expand the previously existing safe harbors for price reductions and enrollee incentives between providers and managed care plans and offer additional protection to organizations such as the Company which assume capitation risk from Payors. Although regulations implementing this new safe harbor are being developed, the Company believes that its contractual relationships with Payors which enroll Medicare beneficiaries in managed care plans fall within the statutory safe harbor protections.

       The BBA also created a new Part C for the Medicare Program, which is intended, among other things, to expand the managed care options open to Medicare beneficiaries. The BBA also creates two new options for beneficiaries who do not wish to participate in either a managed care program or traditional Medicare programs. The BBA creates the opportunity for provider sponsored organizations, or PSOs, to form and offer a Medicare managed care product for Medicare beneficiaries only. In the past, Medicare required that all HMOs which offered a Medicare product also offer a commercial HMO product. The BBA also contains provisions which are intended to offer relief in some instances from overly restrictive state insurance requirements imposed on PSOs. The Company intends to closely monitor the development of these changes to the Medicare program. The Company has not applied for certification under these new "Medicare + Choice" regulations.

       Federal and State Law Regarding Restrictions on Physician Self-Referral. Federal law, generally referred to as the "Stark II" legislation, as well as the physician self-referral laws of Maryland and Virginia and some other states in which the Company may operate in the future, prohibit "physician self-referrals," which may be defined generally as referrals to another provider by a physician with a financial interest in the provider. If a physician has a financial interest in the provider, including a direct or indirect ownership or investment interest, or a compensation arrangement with a provider (including the physician's own Core Medical Group), and no exception is applicable, the physician may not refer to the provider, and neither the physician nor the provider may bill for any service rendered pursuant to a prohibited self-referral. The fundamental difference between the fraud and abuse rules and Stark II is that the former require some form of intent to induce referrals to support a finding of violation, while Stark II makes intent irrelevant. Under Stark II, if a physician refers a Medicare or Medicaid patient or test to an entity in which he or she has a financial interest, and if no exception applies, a violation has occurred.

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

       The Maryland fraud and abuse law and Stark II have not been judicially interpreted and there is considerable uncertainty concerning how they will be interpreted, including specifically how broadly the exemptions and exceptions to their application will be applied. Regulations have been promulgated which apply to Stark I and some, but not all, of Stark II. Certain PCPs participating in the Company's Network will have both an ownership interest in and a compensation arrangement with the Company, and certain PCPs will have similar relationships with the Core Medical Groups and with IPA entities. Certain PCPs will refer patients among themselves within their practices and as part of the Network. The Company believes that it does not offer any health services and is not an entity to which referrals can be made, and that the referrals of patients by PCPs in the Network should fall within one or more of the exceptions permitted by Stark II and the state self-referral laws. Future regulations or statutes might require the Company to restructure its relationships with its Network, and violation of Stark II by the Company or its Core Medical Groups could result in significant fines and financial losses which could adversely affect the Company.

       The federal government has implemented regulations which provide a physician incentive plan exception to the Stark II rules. These regulations complement a safe harbor for arrangements between entities such as the Company and Medicare HMOs which will be permitted although they might create incentives for physicians to limit care to enrollees of Medicare or Medicaid HMOs. The Company has entered into arrangements with physicians which it believes fall within the safe harbor for physician incentive plans.

         Civil Monetary Penalties, Corporate Compliance Program. The HIPAA and the BBA created significant new civil monetary penalties for violations of the Medicare and Medicaid prohibitions. The acts also created a new class of violations intended to prohibit the offering of incentives by providers to Medicare or Medicaid beneficiaries to induce such beneficiaries to use the providers' services. These and other activities indicate that the federal government is committed to expending significant resources to uncover and punish actions which it believes violate the anti-kickback provisions, the Stark provisions, and other provisions of the law intended to reduce improper or fraudulent billing. The Company believes that its strategy, which is intended to focus on and expand managed care business, is consistent with these new initiatives and that the new federal initiatives do not pose a threat to the Company's business. The Company endeavors to comply with all of the Medicare and Medicaid rules and regulations. However, in part due to the complexity of the Medicare and Medicaid regulations, it is possible that the Company might inadvertently bill for services which are determined not to be reimbursable, or otherwise violate Medicare or Medicaid rules and regulations. The Company has established a corporate compliance program which is intended to oversee compliance with the various regulations in order to avoid inadvertent violations.

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

       Insurance. States heavily regulate the activities of insurance companies and HMOs. The Company is not registered as an insurance company or HMO with any state, and does not believe that its activities constitute the business of insurance, but there can be no assurance that state regulators might not challenge some of the Company's present or future activities as falling within the business of insurance, or that the Company might not be required to become a licensed insurer at some time in the future. The Company can not, without an HMO or insurance license, offer or sell to individuals or companies health insurance or the opportunity to purchase health insurance from the Company or hold itself out or advertise as an insurer or HMO.

       On August 10, 1995, the National Association of Insurance Commissioners ("NAIC") issued a report opining that risk-transferring arrangements may constitute the business of insurance to which state licensing laws apply. The NAIC opined that such licensing laws would not apply to arrangements such as the Company's Global Capitation Contracts or full risk contracts because the Company assumes "downstream risk" from a duly licensed health insurer or HMO for health care provided to that carrier's enrollees. The NAIC's conclusions are not binding on the states.

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

         Corporate Practice of Medicine and the Prohibition Against Fee Splitting. Physicians must be licensed in order to practice medicine. Both Maryland law and the ethical rules of the American Medical Association and Medical Chirurgical Society of Maryland prohibit fee splitting, which is generally defined, as relevant here as a physician soliciting professional patronage through an agent or a person who profits from the act of the represented physician, or from paying or agreeing to pay any sum to any person for bringing or referring a patient. Similar language in other states, but not in Maryland, Virginia, nor any of the other states contiguous to Maryland, has been coupled with the corporate practice of medicine doctrine to question management agreements pursuant to which non-physicians in a management company obtain substantial financial benefits from a physician practice. The Company's management has no evidence that Maryland or its neighboring states would choose to follow those states which have sought to prohibit management agreements as fee splitting, and Maryland, in particular, expressly permits entities organized as LLCs to engage in the practice of medicine.

       The corporate practice of medicine doctrine is founded in state medical licensure statutes which prohibit the practice of medicine without a license. Corporations, which cannot be licensed, are therefore prohibited from practicing medicine. The corporate practice doctrine was originally designed to protect the public against commercial exploitation of medicine by middlemen intervening in the doctor-patient relationship to make a profit. It is unlawful to practice medicine in any state without a license. Practicing medicine with an unauthorized person or aiding such person in the practice of medicine is grounds for disciplinary action, including license revocation.

       To permit physicians to practice medicine in a corporate form, Maryland and each of the contiguous states, including the Commonwealth of Virginia, has adopted a professional corporations ("PC") statute. Under Maryland's Professional Service Corporations statute, a corporation that is eligible to be a PC may not organize under any other corporate form. This precludes use of a general corporation to render professional services. A PC may only render professional services through individuals licensed or otherwise authorized to provide them. The majority of the directors and officers of the PC must be qualified persons. Moreover, a PC may only issue stock to a licensed individual, general partnership comprised entirely of licensed members, or a PC organized to perform the same professional service, and stock may only be transferred to a qualified person. Consequently, a non-licensed individual could serve as a director, but could not own stock or vote in the PC.

       A Maryland limited liability company ("LLC") may render professional services, including medical services. There is no requirement that all members of an LLC organized to perform professional services be licensed. Each of the Core Medical Groups is organized as an LLC in accordance with Maryland law. The Company does not employ any physicians to provide medical services, and operates in strict accord with Maryland law.

       The Company will operate as management company on behalf of the Core Medical Groups and will enter into managed care contracts with managed care companies in which the Core Medical Groups and IPAs and other physician groups participate. The management of the Company believes that, under the presently applicable interpretations of Maryland law and ethical rules applicable to the practice of medicine in Maryland, the activities of the Company under the PSO Agreement are not in conflict with or violation of any applicable legal or ethical requirements imposed on the practice of medicine or on fee splitting. The Company charges a management fee for some services, but the physicians in the Core Medical Groups do not share fees with members of other Core Medical Groups or with the Company.

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


Competition

         The Company's Network competes with other provider networks and medical groups, including those established by hospitals, other individual physicians, and IPAs for opportunities to provide medical care management services. The Company also has an increasing geographic coverage of PCPs and other healthcare providers and specialists with coverage in the Baltimore metropolitan area and surrounding regions. However, there are a large number of physicians who could join other provider networks which compete for managed care contracts.

Employees

         As of June 30, 1998, the Company had approximately 480 employees, of which approximately 160 were employees in its corporate headquarters in Owings Mills, Maryland and operations center at another location in Owings Mills, Maryland, and approximately 320 were assigned by the Company to work in physician offices. In addition, approximately 120 physicians, medical staff and laboratory personnel were employed by the Core Medical Groups. Management anticipates that the Company will substantially reduce the number of its headquarters employees as a result of NYLCare/Aetna's termination of its Medicare contract with the Health Care Financing Administration. See "Recent Developments - Termination of the NYLCare Global Capitation Contract and Related Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Developments - Corporate Expense Reduction Plan."

Change in Control of the Board of Directors

         The Certificate of Incorporation provides that the Board of Directors of the Company is subject to a change in control if the Company (i) fails to record positive net income for two consecutive fiscal quarters or three out of five consecutive fiscal quarters and (ii) has a Medicare Medical Loss Ratio of 90% or more. The Company did not earn positive net income for the quarters ended December 31, 1997 and March 31, 1998 and the Medicare Medical Loss Ratio was greater than 90% for those periods.

         As a result, on May 14, 1998, the Secretary of the Corporation issued a written notice to each director of the Company advising them that the Company failed to meet certain net income and Medicare Medical Loss Ratio benchmarks for the fiscal quarters ended December 31, 1997 and March 31, 1998. The notice advised the directors that effective May 14, 1998 each Series D Preferred Director had ten votes with respect to all matters requiring Board of Directors or Executive Committee approval or action. As a result, the Series D Preferred Stockholder is able to control a majority of the votes cast at any meeting of the Board of Directors and Executive Committee and will have the ability to control the business, policies and affairs of the Company.

         The Series D Preferred Directors have not exercised these voting rights to date, although the Series D Preferred Directors have not waived these rights and may exercise them in the future. On April 29, 1998, representatives of the Series D Preferred Stockholder advised the Board of Directors that the Series D Preferred Directors do not currently intend to exercise these voting rights.

Core Medical Group Restructuring

         The Company intends to restructure its relationship with each of the five Core Medical Groups. The Company and the Core Medical Groups are party to PSO Agreements, which are long-term management agreements which provide that the Company shall provide the Core Medical Groups billing, accounting, and other administrative services at nominal cost (the "PSO Agreements"). The Company incurs approximately $250,000 per month in overhead expense in connection with the delivery of these physician management services. During fiscal 1998, management determined that the delivery of these physician management services was not essential to the performance of the Company's medical care management and inpatient medical management services. Beginning in Fall 1997, the Company began seeking alternatives to the current method of delivering physician management services to the physicians, including hiring a third party to perform the services or selling the physician practice management infrastructure to a third party.

         Although negotiations with the Core Medical Groups are not complete, management believes the Company will maintain exclusive managed care contracting arrangements with either the individual physicians who are currently members of the Core Medical Groups or the Core Medical Groups themselves. Management believes such managed care contracting relationships with these physicians will enable it to focus on its core medical care management and inpatient medical management services. The Company and the Core Medical Groups are discussing the following possible restructuring options: (i) sale of the relationship between the Company and the Core Medical Groups to a third party; (ii) sale of the tangible medical practice assets purchased by the Company to the Core Medical Groups; (iii) conversion of the Core Medical Groups to an independent practice association; or (iv) renegotiation of the PSO Agreements to provide for the Core Medical Groups to pay the Company a fair market fee for the physician management services.

         The Company is required to obtain the consent of the Core Medical Groups in order to alter or assign its rights under the PSO Agreements. Accordingly the Company cannot predict the outcome of these negotiations or the impact such transactions might have on the Company's financial condition and results of operations. Furthermore, there can be no assurance that any of such transactions will be completed or will have terms favorable to the Company.

Migration to Delaware.

         In October 1997, the Company re-incorporated itself as a Delaware corporation.

Recent Developments

         Certain material business and financing transactions and events have occurred since June 30, 1998. The material financing transactions and the impact of recent developments on the Company's financial condition and results of operations are described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events." The material business transactions since June 30, 1998 described below consist of (i) termination of the NYLCare Medicare Global Capitation Contract and related matters, (ii) certain officer and director resignations; and (iii) adjustments to the conversion ratio of the Series D Preferred Stock to Class C Common Stock.

         Termination of the NYLCare Global Capitation Contract and Related Matters. On August 31, 1998, Aetna U.S. Healthcare ("Aetna"), which recently acquired NYLCare Health Plans of the Mid-Atlantic, Inc. (collectively, "NYLCare/Aetna"), announced that, effective January 1, 1999, NYLCare/Aetna would discontinue its Medicare HMO plan in certain states and other jurisdictions including Maryland, Virginia and Washington, D.C. NYLCare/Aetna announced that it would make the following options available to participants in the plan: (i) return to traditional Medicare fee-for-service program; (ii) return to traditional Medicare and purchase a Medicare supplement for an additional premium; or (iii) enroll in a Medicare+Choice HMO or other plan that services their geographic area. The Company's Network provided medical care for approximately 13,500 enrollees in the NYLCare/Aetna Medicare plan as of June 30, 1998.

         NYLCare/Aetna has advised the Company that NYLCare/Aetna's contract with the Health Care Financing Administration will end on December 31, 1998 and that the NYLCare/Aetna Global Capitation Contract will terminate as of December 31, 1998. The Company believes that such actions constitute breaches of the Global Capitation Contract and the Company will aggressively pursue its legal claims with respect to such breaches.

         The Company has attempted negotiations with NYLCare/Aetna to enable the Company to continue to serve the affected Medicare participants. The Company derived approximately 56% of its Global Capitation Revenue during the year ended June 30, 1998 from the NYLCare/Aetna agreement. Termination of this agreement on December 31, 1998 or transfer of these participants to a Medicare HMO plan with which the Company does not have a Global Capitation Contract would have a material adverse effect on the

Company's financial condition and results of operations. There can be no assurance that the Company will be able to continue to derive revenues from the NYLCare/Aetna enrollees after December 31, 1998 or that the legal proceedings with NYLCare/Aetna will be resolved in a manner favorable to the Company.

         The Company is engaged in various legal disputes with NYLCare/Aetna, including the Company's position regarding NYLCare/Aetna's breach of the Global Capitation Contract, action by NYLCare/Aetna to charge a letter of credit posted by the Company for accrued medical expenses and actions by NYLCare/Aetna to induce the Company to enter into the Global Capitation Contract. On September 16, 1998, NYLCare/Aetna informed the Company that it would seek resolution of these disputes through arbitration. On September 24, 1998, the Company rescinded the Global Capitation Contract because management believes NYLCare/Aetna has breached such contract. The Company will aggressively pursue claims against NYLCare/Aetna in the appropriate legal forum. If (1) the Company is not successful in the legal proceedings, (2) NYLCare/Aetna is permitted to terminate the Global Capitation Contact and/or (3) the Company is found liable to NYLCare/Aetna for certain accrued medical expenses, such events would have a material adverse affect on the Company's financial condition and results of operations. There can be no assurance when legal proceedings will be completed or that the results of such proceedings will be favorable to the Company.

         As a result of NYLCare's announcement of its withdrawal from the Medicare business, the Company will implement a corporate expense reduction plan, including substantial layoffs of employees, renegotiation of its relationship with the Core Medical Groups and other expense reduction measures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Resignations. Effective July 29, 1998, Dr. Peter LoPresti resigned from the Company's Board of Directors. Effective September 2, 1998, Dr. Scott Rifkin resigned as Chairman of the Board of Directors. Dr. Rifkin has resigned as a director of the Company and member of the Executive Committee of the Board of Directors as of September 21, 1998. Dr. J. David Nagel has resigned from the Board of Directors effective September 20, 1998. Effective September 25, 1998, Dr. Norman Marcus resigned as a Director. Effective September 25, 1998, John R. Dwyer, Jr. resigned as Executive Vice President, Chief Financial Officer of the Company and a Director of the Company. Kyle Miller tendered his resignation as Vice President of Finance to be effective on October 2, 1998. Such resignations may have a material adverse effect on the Company if the Company is unable to fill these positions.

         Conversion Price Adjustment for the Series D Preferred Stock. The initial conversion ratio of the Series D Preferred Stock was one share of preferred stock for one share of Class C Common Stock, which was adjusted to one share of preferred stock for two shares of Class C Common Stock as a result of the Company's two-for-one stock split in fiscal 1998. The Certificate of Incorporation of the Company provides that the conversion price for converting shares of Series D Preferred Stock to Class C Common Stock is subject to downward adjustment because the average Medical Loss Ratio for the Company's Medicare enrollees was greater than 72.5%, for the year ended June 30, 1998 and the Company had less than 28,000 Medicare enrollees at June 30, 1998.

         As a consequence of that adjustment, each share of Series D Preferred Stock is convertible into 3.64 shares of Class C Common Stock. Based upon Beacon's initial investment (and including stock dividends of 158,867 shares of Series D Preferred Stock issued through June 30, 1998), the Series D Preferred Stockholder would own, upon conversion, 7,858,276 shares of Class C Common Stock, representing approximately 40% of the outstanding capital stock of the Company. (See "Security Ownership of Certain Beneficial Owners and Management").

         Termination of United Health Care Contract. On September 1, 1998, the Company terminated its Medicare Global Capitation Contract with Chesapeake Health Plan, Inc., a subsidiary of United Health Care of the Mid-Atlantic, Inc. ("United"), with the effect of reducing the number of Medicare enrollees by 2,850. See "Management's Discussion and Analysis and Results of Operation."

Item 2.  Properties

         The Company leases approximately 25,800 square feet in Owings Mills, Maryland for its corporate headquarters and approximately 17,300 square feet at another location in Owings Mills, Maryland for the Company's Care Management Operations Center. The term of the headquarters lease continues until 2001. The term of the Care Management Operations Center continues until 2004. The Company also leases physician offices of varying sizes, generally ranging from approximately 900 square feet to more than 5,000 square feet. On July 1, 1997, the Company leased approximately 2,500 square feet of office space in McLean, Virginia for use as the headquarters of the Company's operations in Northern Virginia. The Company has determined that the Northern Virginia headquarters is no longer needed and is seeking to sublease the space as soon as possible.

         The Company has registered as service marks its logo and corporate names "Doctors Health System, Managing Quality Health Care", "Doctors Health", and "Doctors Health, It's the Sure Sign of Caring."

Item 3.  Legal Proceedings

         On September 16, 1998, NYLCare/Aetna requested arbitration of various disputes between NYLCare/Aetna and the Company. The Company has commenced legal proceedings against NYLCare/Aetna with respect to various contractual disputes with NYLCare/Aetna, including the Company's position regarding NYLCare/Aetna's breach of the Global Capitation Contract, action by NYLCare/Aetna to charge a letter of credit posted by the Company for accrued medical expenses and actions by NYLCare/Aetna to induce the Company to enter into the Global Capitation Contract. The Company is seeking a temporary restraining order in state court in the state of New York to prevent NYLCare/Aetna from drawing against a letter of credit posted by the Company. The Company is also seeking a temporary restraining order in the Circuit Court of Baltimore County to prevent, for a period of ten days, NYLCare/Aetna from (1) notifying Medicare enrollees that NYLCare/Aetna is withdrawing from the Medicare business and (2) terminating the Global Capitation Contract. The Company will aggressively pursue claims against NYLCare/Aetna in the appropriate legal forum. There can be no assurance that the legal proceedings will be concluded in a manner favorable to the Company.

         The Company is, from time to time, engaged in litigation in the ordinary course, none of which is deemed by the Company to be material.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established public trading market for the Registrant's common equity securities. As of September 25, 1998, there were six holders of Class A Common Stock and 286 holders of the Class B Common Stock. The Company has never paid or declared dividends on any of its common stock.

                  On July 7, 1997, the Company entered into a Preferred Stock Purchase Agreement, which was amended on July 15, 1997 (the "Series D Purchase Agreement"), with The Beacon Group III -- Focus Value Fund, L.P. ("Beacon") pursuant to which the Company agreed to sell to Beacon 3,000,000 shares of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") for an aggregate purchase price of $30,000,000. The parties completed an initial purchase of 2,000,000 shares for $20,000,000 on July 15, 1997. The $18,711,000 in net proceeds from that transaction were used to fund the expansion of the Company and operating losses. Pursuant to the Series D Purchase, the purchase of the additional shares of Series D Preferred Stock by Beacon in exchange for an aggregate purchase price of $10,000,000 was to be consummated on or prior to June 30, 1998 and was subject to various conditions including, without limitation, the absence of any material adverse change in the Company's financial condition. Because there had been a material adverse change in the Company's financial condition prior to June 30, 1998, Beacon declined at that time to purchase additional shares of Series D Preferred Stock pursuant to the Series D Purchase Agreement. The Company is negotiating additional financing with Beacon. The Series D Preferred Stock was initially convertible into Class C Common Stock on a share for share basis. As a result of the Company's two-for-one stock split in September 1997, the conversion ratio was adjusted to one share of Series D Preferred Stock for two shares of Class C Common Stock. The conversion ratio was further adjusted due to the fact that the Company failed to achieve certain performance benchmarks. As a result of the foregoing adjustments, the conversion ratio is now one share of Series D Preferred Stock for 3.64 shares of Class C Common Stock.

Item 6. Selected Financial Data

         The selected consolidated financial data presented below as of and for the Company's years ended June 30, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, the notes thereto and the other financial and statistical information included elsewhere in this Form 10-K.

                                                          Year Ended         Year Ended         Year Ended
                                                            June 30,           June 30,           June 30,
                                                             1996               1997               1998
                                                             ----               ----               ----
Statement of Operations:
Capitation revenue...................................... $   689,068        $ 10,794,909      $ 77,515,286
Net revenue.............................................   5,428,561          12,037,188        14,704,186
                                                           ---------        ------------      ------------
Total revenues..........................................   6,117,629          22,832,097        92,219,472

Medical services expense................................     969,677          11,188,450        89,727,603
Care center costs.......................................   5,287,348          11,635,163        14,261,118
General and administrative..............................   6,082,902          12,760,687        17,557,266
Depreciation and amortization...........................     435,573           1,512,772         2,173,196
Loss on write-down of impaired long-lived assets........          --                  --         9,071,669
Interest and other income...............................    (272,666)           (246,889)       (1,372,116)
Interest expense........................................     226,908             781,964         1,059,645
                                                         -----------        ------------      ------------

Loss before taxes.......................................  (6,612,113)        (14,800,050)      (40,258,909)

Income tax expense......................................          --                  --                --
                                                                  --                  --                --
                                                         -----------        ------------      ------------

Net loss................................................ $(6,612,113)       $(14,800,050)     $(40,258,909)
                                                         ===========        ============      ============

Loss applicable to common stock:
Net loss................................................ $(6,612,113)       $(14,800,050)     $(40,258,909)
Less: preferred stock dividends and accretion...........     552,531           1,382,083         3,750,733
                                                         -----------          ----------      ------------

                                                          Year Ended         Year Ended         Year Ended
                                                            June 30,           June 30,           June 30,
                                                             1996               1997               1998
                                                             ----               ----               ----
Loss applicable to common stock......................... $(7,164,644)       $(16,182,133)     $(44,009,642)
                                                         ===========        ============      ============

Net loss per share, basic and diluted...................      $(1.17)             $(2.42)           $(6.35)
                                                              ======              ======            ======

Dividends declared per common share.....................          --                  --                --
Weighted average number of shares outstanding...........   6,126,410           6,690,794         6,935,957
                                                         ===========        ============      ============

                                                                              June 30,
                                                                             ---------
                                                             1996               1997              1998
                                                             ----               ----              ----
Balance Sheet Data:
Cash and cash equivalents...............................   1,419,295        $  4,737,828      $ 15,192,506
Working capital (deficit)...............................     882,132          (5,072,878)      (27,212,269)
Total assets............................................  11,154,138          23,807,580        33,845,087
Long term obligations...................................   5,798,037           8,122,077           100,488
Redeemable Convertible Preferred Stock..................   7,910,831          19,282,113        41,026,707
Redeemable Class A Common Stock.........................   2,400,000                  --                --
Class A Common Stock....................................          --               8,100            16,534
Total stockholders' deficit.............................  (9,077,851)        (20,213,241)      (63,744,786)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Overview. The Company's strategy has principally focused on acquiring Global Capitation Contracts under which the Company would generate operating income. This strategy has not been successful to date. Despite adding enrollees through new Global Capitation Contracts, the Company sustained a net loss of $40,258,909 for the year ended June 30, 1998. These losses are the result of the following factors: (1) medical expenses incurred were significantly greater than expected; (2) the number of Medicare enrollees did not increase at the rate anticipated; (3) the Company's overhead expenses were too high to be supported by the margin generated by the difference between Capitation Revenues and the corresponding Medical Services Expense; and (4) the devaluation of certain intangible assets recorded in connection with the purchase of physicians practices. As a result of these operating developments and the Company not receiving an anticipated investment of $10,000,000, there is substantial doubt as to the Company's ability to continue as a going concern which may require the Company to seek protection under the federal bankruptcy laws. Management and the Board currently have no plans to liquidate or otherwise terminate the operations of the Company.

         During fiscal year 1998, the Company entered into a Global Capitation Contract with NYLCare Health Plans of the Mid-Atlantic, Inc. ("NYLCare") which increased the number of Medicare enrollees by approximately 13,500. As a result of the NYLCare Global Capitation Contract, the Company incurred substantial overhead expenses to hire new employees, established a care management operations center and purchased the new information systems to handle the influx of new claims and cases. While the NYLCare contract increased the Company's Capitation Revenue during fiscal 1998 by approximately $43,000,000, Medical Services Expense attributable to medical care for the NYLCare enrollees exceeded such Capitation Revenue by approximately $8,400,000.

         NYLCare was acquired by Aetna US Healthcare (collectively, "NYLCare/Aetna") in July 1998. On August 31, 1998, Aetna announced that, effective December 31, 1998 it would terminate its Medicare contract with HCFA for certain jurisdictions including Maryland, Virginia and Washington, D.C. It is the Company's position such action by NYLCare/Aetna constitutes a breach of the Global Capitation Contract with the Company. The Company and NYLCare/Aetna have asserted a number of claims against each other in connection with various terms under the contract. NYLCare/Aetna has requested arbitration of those disputes. The Company has sought legal advice and pursued legal proceedings with respect to its claims and remedies against NYLCare/Aetna, including the right to seek specific performance of the Global Capitation Contract, monetary damages and rescission. There can be no assurance of the outcome of these legal proceedings. However, the Company is operating as if the contract was terminated as of August 31, 1998 and, as a result, has begun to implement the downsizing and other measures described below. On September 24, 1998, the Company rescinded the NYLCare/Aetna Global Capitation Contract because management believes NYLCare/Aetna has breached the contract.

         Negative margins were also generated during fiscal 1998 from operations under the Company's Global Capitation Contract with Chesapeake Health Plan, Inc., a subsidiary of United HealthCare of the Mid-Atlantic ("United HealthCare"). These negative margins were caused by insufficient Capitation Revenues and adverse medical expense experience caused by a relatively small number of enrollees. As a result of these experiences, the Company terminated this contract effective September 1, 1998.

         Capitation Revenues from the United HealthCare contract terminated as of September 1, 1998 and the Company anticipates that Capitation Revenues under the NYLCare/Aetna contract will be terminated as of August 31, 1998. Capitation Revenues from these contracts represented approximately 69% of the Company's Capitation Revenue for fiscal 1998. Despite termination of these contracts, the Company may remain liable for all medical expenses incurred by such enrollees even though claims for such medical expenses may not be presented to the Company for a considerable period of time after the termination date. The Company intends to contest any liability for claims with respect to the NYLCare/Aetna contract.

         The Company has recorded accrued medical services liabilities related to the terminated contracts (assuming termination of the United and NYLCare/Aetna contracts as of August 31, 1998) in the amount of approximately $28,039,000 on its consolidated balance sheet at June 30, 1998, of which approximately $22,862,000 is subject to the legal proceedings between the Company and NYLCare/Aetna.

         The Company's financial condition is also affected by changes in certain of its credit facilities. During fiscal 1998, approximately $7,500,000 in debt obligations were reclassified as current liabilities due to the maturity dates and planned restructuring of the Company's relationships with the Core Medical Groups.

         The operating losses, contract terminations, debt reclassification and other operating issues have resulted in a working capital deficit of $27,212,269 as of June 30, 1998 and uncertainty as to whether the Company will have sufficient resources to fund its short term and long term liquidity and cash flow requirements. Pursuant to the Series D Purchase Agreement, Beacon purchased 2,000,000 shares of Series D Preferred Stock in exchange for an aggregate purchase price of $20,000,000. In addition, Beacon agreed to purchase additional shares of Series D Preferred Stock at the same price per share (adjusted to reflect the stock split) in exchange for an additional aggregate purchase price of $10,000,000 on or before June 30, 1998, subject to various conditions including, without limitation, the absence of any material adverse change in the Company's financial condition. Because there had been a material adverse change in the Company's financial condition prior to June 30, 1998, Beacon declined at that time to purchase additional shares of Series D Preferred Stock pursuant to the Series D Purchase Agreement. In light of the working capital deficit described above and uncertainty as to the outcome of the legal proceedings with NYLCare/Aetna, such financing and the Company's internally generated capital may not be sufficient to fund all of the Company's short term and long term liquidity and cash flow requirements. Accordingly, these developments create considerable substantial doubt as to whether the Company will be able to continue as a going concern.

         As a result of these developments subsequent to June 30, 1998, management is implementing a corporate restructuring plan which includes plans to significantly downsize and reorganize its operations. With the rescission of the NYLCare contract, the Company will no longer require a majority of its overhead and employees. The Company plans to reduce the number of employees, sublease unneeded office space and generally align its expenses with its anticipated revenues. The Company intends to focus on its strengths and expertise in the medical care management area and restructure its relationships with the Core Medical Groups to reduce the amount of Company overhead required to provide practice management services under the PSO Agreements.

Sources of Revenue

       Capitation Revenues. Under Global Capitation Contracts, the Company receives Capitation Revenue in the form of a fixed fee per enrollee per month or a percentage of Enrollee premiums from a Payor in exchange for undertaking the obligation to provide or arrange for the provision of substantially all of the health care services required by the enrollees (the majority of expenses associated with such activities are reported as "Medical Services Expense"). These services are provided by PCPs, specialists, hospitals and other health care providers which are part of the Company's Network. The Company also receives revenues from Gatekeeper Capitation Contracts pursuant to which the Payor compensates the Company only for primary care medical services. The Company derives no earnings from the Gatekeeper Capitation Contracts and has attempted to convert the managed care lives in such commercial gatekeeper contracts to Global Capitation Contracts when possible.

         Capitation Revenue is prepaid monthly based on the consolidated number of enrollees and is recognized as Capitation Revenue during the month the Company becomes responsible for the care of such enrollees. During the year ended June 30, 1998, approximately $76,046,000 and $1,469,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the year ended June 30, 1997, approximately $9,253,000 and $1,542,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the year ended June 30, 1996, approximately $382,000 and $307,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements.

       In December 1997, the Company also executed a letter of intent with Genesis Health Ventures, Inc. ("Genesis") whereby the Company assumed responsibility for managing physician and institutional care, subject to certain exclusions, delivered to approximately 6,500 Medicare enrollees of an HMO located on the Eastern Shore of Maryland in exchange for a capitation fee. The arrangement commenced on January 1, 1998. The Company anticipates that the term of the arrangement will be two years with annual renewals after the initial term has expired. The Company and Genesis have not yet executed the actual contract and are operating under the letter of intent. The Company and Genesis have not yet executed the actual contract and are operating under a letter of intent. The Company generated approximately $13,455,000 of capitation revenue for the six months ended June 30, 1998. Actual Capitation Revenue earned pursuant to the Genesis arrangement may vary in future periods due to fluctuations in the number of Medicare enrollees.

       The Company is responsible for the expenses of some or all of the medical services provided by its PCPs, specialists and other providers to which it refers enrollees under Global Capitation Contracts. The cost of medical services is recognized in the period in which they are provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical services is calculated by pricing the open authorizations for medical services from the Company's medical management system as well as projecting the associated costs using historical studies of claims paid and actuarial assistance. Estimates are continually monitored and reviewed and, as settlements are made estimates are adjusted, and differences are reflected in current operating results. As of June 30, 1997 and 1998, approximately $4,975,000 and $35,900,000, respectively, was recorded in Accrued Medical Services for incurred but not reported services.

       Net Revenue. The Company currently derives a portion of its total revenues from contractual management and similar fees earned pursuant to the PSO Agreements with Core Medical Groups which employ physicians who have transferred medical practice assets to the Company. Net Revenue consists of the reimbursement of all practice operating costs and contractional management fees as defined and stipulated in the PSO Agreements. During the years ended June 30, 1996, 1997 and 1998, the Company recorded contractual management fees of $141,213, $402,025 and $443,068, respectively.

RESULTS OF OPERATIONS

       The Company's operating results are significantly affected by the Company's ability to control the cost of medical care received by enrollees under its Global Capitation Contracts, and the number of enrollees in benefit plans under Global Capitation Contracts with the Company. The following table summarizes the Company's history with respect to PCPs, executed Global Capitation Contracts and enrollees in benefit plans under Global Capitation Contracts with the Company:

                                                                June 30,     June 30,    June 30,
                                                                  1996         1997        1998
                                                                  ----         ----        ----
Number of PCPs in the Network.................................      59         197          374
Number of PCPs participating in Global Capitation
   Contracts (a & b)..........................................      45         110          293
Number of Global Capitation Contracts.........................       3           3            5 (c)
Number of Global Capitation Contract Enrollees:
   Commercial.................................................   2,039       4,943        6,477
   Medicare (d )..............................................     491       3,256       24,041 (e)

     a) There is a lag between when physicians join the Network and when they become eligible to participate in Global Capitation Contracts as a result of the credentialing and enpaneling processes and other internal Company procedures.
     b)  Excludes Payor Providers of approximately 2,200
     c) See "Business-Recent Developments" regarding termination of the NYLCare/Aetna and United HealthCare Global Capitation Contract subsequent to June 30, 1998.
     d)  Includes Payor Provider and Doctors Health Provider patients
     e) Includes 13,469 NYLCare and 2,850 United contract patients, respectively, as of June 30, 1998.

       The following table sets forth for the years ended June 30, 1996, 1997 and 1998 selected financial data expressed as a percentage of total revenues. Because of the Company's limited operating history, the limited period in which it has been assisting and managing PCPs, its limited experience with Global Capitation arrangements and the growth of the Company's revenues, the Company does not believe that the period to period comparisons, percentage relationships within periods and apparent trends set forth below are necessarily indicative of future operations.

                                                       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                        JUNE 30,         JUNE 30,         JUNE 30,
                                                          1996             1997             1998
                                                          ----             ----             ----

Capitation Revenue.................................       11.3%            47.3%           84.1%
Net revenue........................................       88.7%            52.7%           15.9%
                                                          -----            -----           -----
Total revenues.....................................      100.0%           100.0%          100.0%

Medical services expense...........................       15.8%            49.0%           97.3%
Care center costs..................................       86.4%            51.0%           15.5%
General and administrative.........................       99.4%            55.9%           19.0%
Depreciation and amortization......................        7.1%             6.6%            2.4%
Loss on write-down of impaired long-lived assets...         N/A              N/A            9.8%
Interest and other income..........................       (4.5%)           (1.1%)          (1.5%)
Interest expense...................................        3.7%             3.4%            1.1%
Income tax expense.................................         N/A              N/A             N/A

Net loss...........................................     (108.0%)          (64.8%)         (43.7%)
                                                        =======           ======          ======

Comparison of the Years Ended June 30, 1998, 1997 And 1996.

         Total Revenues. The Company's total revenues increased to $92,219,472 for the year ended June 30, 1998 from $22,832,097 for the year ended June 30, 1997 and $6,117,629 for the year ended June 30, 1996. Capitation Revenue increased to $77,515,286 ($76,046,289 due to Global Capitation Contracts and $1,468,997 due to Gatekeeper Capitation Contracts) or 84.1% of total revenues for the year ended June 30, 1998, compared to $10,794,909 ($9,252,877 due to Global Capitated Contracts and $1,542,032 due to Gatekeeper Capitation Contracts) or 47.3% of total revenues for the year ended June 30, 1997, and to $689,068 ($382,068 due to Global Capitated Contracts and $307,000 due to Gatekeeper Capitation Contracts) or 11.3% of total revenues for the year ended June 30, 1996. This increase in Capitation Revenue is primarily attributable to the increase in the number of enrollees participating in Global Capitation Contracts from 2,530 at June 30, 1996, to 8,199 at June 30, 1997, and 30,518 at June 30, 1998. The Company expects the Capitation Revenue to decrease in total and as a percentage of total revenues due to the decrease in the number of enrollees participating in the Company's Global Capitation Contracts caused by the contract terminations discussed below.

         Medical Services Expense. Medical services expense was $89,727,603 for the year ended June 30, 1998 compared to $11,188,450 for the year ended June 30, 1997 and $969,677 for the year ended June 30, 1996. This increase resulted from the change in the number of enrollees participating in the Company's Global Capitated Contracts from 2,530 at June 30, 1996 to 8,199 at June 30, 1997 and to 30,518 at June 30, 1998. The Company expects these expenses to decrease due to the decrease in the number of enrollees participating in the Company's Global Capitation Contracts as discussed above.

         Care Center Costs. Care center costs increased to $14,261,118 for the year ended June 30, 1998 from $11,635,163 for the year ended June 30, 1997, and $5,287,348 for the year ended June 30, 1996. The increase in the care center costs resulted from the change in the number of physicians in Core Medical Groups from 87 at June 30, 1996 to 97 at June 30, 1997 to 87 at June 30, 1998 and the timing of their addition to the Core Medical Group. The Company expects these expenses will be discontinued if the Company is successful in restructuring its relationships with the Core Medical Groups as discussed above.

         General and Administrative Expenses. General and administrative expenses increased to $17,557,266 for the year ended June 30, 1998 from $12,760,687 for the year ended June 30, 1997 and $6,082,902 for the year ended June 30, 1996. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, network development and care management departments and additional operating costs incurred in adding physicians to the Company's Network and attracting members who enroll in benefit plans under Global Capitation Contracts. The Company expects that these expenses will decrease due to the corporate restructuring which will result in significant expense reductions.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2,173,196 for the year ended June 30, 1998 from $1,512,772 for the year ended June 30, 1997 and $435,573 for the year ended June 30, 1996. The increases were due to increases in the related assets. The Company expects these expenses to decrease due to the write off of certain long-lived assets as of June 30, 1998.

         Loss On Write-Down of Impaired Long-Lived Assets. During the year ended June 30, 1998, the Company evaluated the recoverability of its intangible assets and certain other long-term assets. In light of the Company's continued operating losses and its intent to significantly restructure or discontinue the PSO Agreements with physicians, the Company has recorded an impairment loss related to long term assets, the most significant of which were intangible assets recorded in connection with the purchase of physician practices ($7,471,000) and certain information systems and purchased assets related to the Core Medical Group physicians ($1,600,000), for a total loss of approximately $9,071,000.

         Interest and Other Income. Interest and other income (primarily interest on cash balances) increased to $1,372,116 for the year ended June 30, 1998 from $246,889 for the year ended June 30, 1997 and $272,666 for the year ended June 30, 1996. The increase was primarily due to increased average cash balances on hand during fiscal year 1998. The Company expects interest and other income to decrease due to the reduction in cash balances.

         Interest Expense. Interest expense increased to $1,059,645 for the year ended June 30, 1998 from $781,964 for the year ended June 30, 1997, and $226,908 for the year ended June 30, 1996. These dollar increases resulted primarily from the increase in the level of borrowings. The Company expects interest expense to increase due to the increase in the level of borrowing subsequent to year end.

         Income Tax Expense. In light of the Company's losses and its full valuation allowance for deferred tax assets, for the year ended June 30, 1998, 1997 and 1996, the Company did not require a provision for income taxes.

         Net Loss. The Company had a net loss of $40,258,909 for the year ended June 30, 1998 compared to $14,800,050 for the year ended June 30, 1997 and $6,612,113 for the year ended June 30, 1996.

         Loss Applicable To Common Stock. In arriving at loss applicable to common stock, the Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders and accretion. The net loss applicable to common stock was $44,009,642 for the year ended June 30, 1998 compared to $16,182,133 for the year ended June 30, 1997 and $7,164,644 for the year ended June 30, 1996.

Liquidity, Cash Flow and Capital Resources

       Liquidity. As of June 30, 1998 and 1997, the Company had a working capital deficit of $27,212,269 and $4,072,878, respectively. The Company is currently negotiating with Beacon and Genesis for additional financing, the amount and terms of which have not been determined. There is considerable uncertainty as to the extent to which the Company will be able to meet its liquidity and cash flow requirements as a result of the significant accrued medical services liabilities with respect to terminated contracts, particularly the NYLCare/Aetna contract. The Company expects to address these issues against NYLCare/Aetna in the appropriate legal forum. The Company's liquidity is also affected in the short term by the Company's credit facilities described in "--Capital Resources."

       Absent a significant infusion of capital and/or a favorable conclusion of the NYLCare/Aetna legal proceedings, there is substantial uncertainty as to the Company's ability to meet its short and long term liquidity needs. There can be no assurance that the Company will be able to obtain adequate financing or achieve a favorable settlement from the legal proceedings.

       The Company has evaluated the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications currently use two digit date fields to designate a year. The Information Technology Department has completed an assessment of the impact of the year 2000 issue on the Company. All hardware, software and programs have been assessed with respect to an ability to provide materially fault-free performance in the processing of date-related information. The Company utilizes commercially developed software packages, several of which were identified as non-year 2000 compliant. A workplan was created which identifies "at risk" systems, as well as anticipated cost and time frame for upgrade or replacement. At this time, this process is on schedule and within budget of approximately $200,000. Management believes the costs estimated will not have a material impact on the Company's financial condition and results of operations.

       In addition to its internal systems, the Company relies upon outside vendors, NYLCare/Aetna, CareFirst of Maryland, Inc. and Health Care Automation, to process claims for the professional and institutional services rendered to managed care members for whom the Company is at risk. Each party has provided a letter to the Company attesting to the year 2000 compliance of their relevant systems. The Company has not, however, independently verified these claims. There can be no assurance that these systems will actually perform as required at the millennium. The Company receives its capitation revenue from Payors, which, in turn are reliant upon HCFA for the timely and current payment of Medicare Capitation Revenues on a monthly basis. Concerns regarding HCFA's readiness for the year 2000 have been widely documented recently, as HCFA delayed implementation of major payment reforms mandated by Congress in its effort to be year 2000 compliant. Any delay in payments from HCFA to Payors would have a material adverse effect on the Company's cash flow and financial condition.

         The Company has not yet developed a contingency plan in the event that its work plan is unable to successfully address the year 2000 issue.

       Cash Flow. Net cash used in operating activities was $2,012,810 for the year ended June 30, 1998, compared to $9,243,439 in 1997 and $5,057,464 in 1996.
The use of cash for operating activities for the year ended June 30, 1998 resulted primarily from (i) $40,258,909 in net losses, (ii) a $6,468,949 increase in prepaid expenses and other receivables, offset by (iii) a $31,118,365 increase in accrued medical service expense, (iv) depreciation and amortization of $2,173,196 and, (v) a non-cash impairment loss of $9,071,669.

       Net cash used in investing activities was $3,864,477 for the year ended June 30, 1998, compared to $4,396,624 in 1997 and $2,044,842 in 1996. The
Company used $3,858,230, $4,338,118, and $2,172,237 of cash for the acquisition of certain assets of medical practices and other fixed assets during the year ended June 30, 1998, 1997 and 1996, respectively.

       Net cash provided by financing activities was $16,331,965 for the year ended June 30, 1998, compared to 16,958,596, in 1997 and $8,389,176 in 1996.
Cash flows from financing activities primarily resulted from issuances of Redeemable Convertible Preferred Stock and activity in the Company's note payable balances.

         As of September 25, 1998, the Company had total cash and cash equivalents of approximately $6,200,000 of which approximately $5,850,000 was either pledged as collateral or restricted for various corporate commitments, resulting in $350,000 being available for the general operations of the Company.

         Capital Resources. On January 31, 1997, the Company and the Series C Preferred Stockholder entered into a Note Purchase Agreement pursuant to which the Series C Preferred Stockholder established a $5,000,000 credit facility for the Company. The Company issued its Convertible Subordinated 11% Promissory Note ("Subordinated Debt Facility") to the Series C Preferred Stockholder. As of June 30, 1998 the entire $5,000,000 is outstanding on the Subordinated Debt Facility. Interest is accrued annually and will be paid at maturity in shares of Series C Preferred Stock based upon a per share value of $17.50 per share. The Subordinated Debt Facility matures upon the earlier of January 31, 1999, a change in control or an initial public offering of the Company's Common Stock. The Company has begun negotiations to extend the maturity date of the Subordinated Debt Facility. The Subordinated Debt Facility may be converted at any time into Series C Preferred Stock. See "Description of Capital Stock."

         On July 7, 1997, the Company entered into a Preferred Stock Purchase Agreement, which was amended on July 15, 1997 (the "Series D Purchase Agreement"), with The Beacon Group III -- Focus Value Fund, L.P. ("Beacon") pursuant to which the Company agreed to sell to Beacon 3,000,000 shares of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") for an aggregate purchase price of $30,000,000. The parties completed an initial purchase of 2,000,000 shares for $20,000,000 on July 15, 1997. The $18,711,000 in net proceeds from that transaction were used to fund the expansion of the Company and operating losses. Pursuant to the Series D Purchase Agreement, the purchase of the additional shares of Series D Preferred Stock by Beacon in exchange for an aggregate purchase price of $10,000,000 was to be consummated on or prior to June 30, 1998 and was subject to various conditions including, without limitation, the absence of any material adverse change in the Company's financial condition. Because there had been a material adverse change in the Company's financial condition prior to June 30, 1998, Beacon declined at that time to purchase additional shares of Series D Preferred Stock pursuant to the Series D Purchase Agreement. The Company is negotiating additional financing with Beacon. (See "Subsequent Events - Additional Financing".)

         The Company has established an $11,000,000 credit facility ("Credit Facility") with Chase Manhattan Bank, N.A. ("Chase") for the purpose of refinancing its NationsBank Credit Facility of $4,000,000, which was repaid in November 1997. In addition, the Credit Facility supports a $5,250,000 standby letter of credit which is required under the Company's Global Capitation Contract with NYLCare. The Company repaid the Credit Facility as of September 25, 1998 and as of such date there is no remaining amount available under the Credit Facility because the Company does not have cash collateral to cover additional borrowings. The maturity date of the $11,000,000 Credit Facility is November 1, 1998 but the Company does not expect to renew the Credit Facility. The Credit Facility is collateralized by the Company's cash assets under management with Chase Asset Management, Inc. and charges interest at an annual rate of approximately 6.5%.

Subsequent Events

         The following events occurred subsequent to June 30, 1998: (i) termination of the NYLCare/Aetna Global Capitation Contract; (ii) termination of the United Healthcare Global Capitation Contract; (iii) formulation of the Company's corporate expense reduction plan; (iv) debt negotiations; and (v) additional financing. See certain information regarding the NYLCare/Aetna and United Healthcare contract terminations and debt negotiations discussed above.

         Corporate Expense Reduction Plan. As a result of the Company's inability to meet its medical expense and revenue targets, and NYLCare/Aetna's termination of its Medicare Global Capitation contract which the Company believes is a breach thereof, the Company has been required to develop and implement a corporate restructuring and expense reduction plan. To address the Company's working capital deficiency, the Company will downsize and restructure the Company's headquarters staff by reducing it from approximately 160 employees to approximately 40 employees. In addition, the Company will take additional measures to reduce expenses, including renegotiation of leases, renegotiation professional and other services contracts and revisions to its other operating expenses including telecommunication expenses, supplies and employee benefits. The Company has ceased payments under certain agreements with medical directors which may give rise to disputes with these persons.

         Bridge Loan. On August 19, 1998, Beacon loaned $1,000,000 (the "Bridge Loan") to the Company, pursuant to the terms of a demand promissory note issued by the Company, to enable the Company to meet certain short-term working capital requirements. The Bridge Loan bears interest at a rate equal to 15% per annum and all amounts outstanding thereunder, including principal and accrued but unpaid interest thereon, are payable in full upon the earlier of a demand for payment and November 15, 1998. Without obtaining additional debt or equity financing, there can be no assurance that the Company will be able to satisfy its obligation to repay the Bridge Loan, including payment of accrued but unpaid interest thereon.

         Additional Financing Requirements. Management is currently negotiating to obtain additional financing requirements from Beacon and Genesis to fund operations and other commitments. Currently, the parties contemplate that a portion of the proceeds from the additional financing requirements would be applied to repay the Bridge Loan and a portion of the Subordinated Debt Facility. However, the parties have not agreed upon the terms of such additional financing requirements, and there can be no assurance that the Company will be able to obtain such additional financing requirements (from Beacon and/or Genesis or any other party) on terms satisfactory to the Company or at all. If the Company is unable to obtain such additional financing requirements from Beacon and/or Genesis or otherwise obtain additional debt or equity financing sufficient to fund its current operation sand other commitments, there is substantial doubt as to whether the Company would be able to continue as a going concern.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company has no financial instruments that are materially sensitive to market risk.

Item 8. Financial Statements and Supplementary Data.

                    Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS OF
DOCTORS HEALTH, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of Doctors Health, Inc. (a Delaware corporation, formerly Doctors Health System, Inc.) and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doctors Health, Inc. and Subsidiaries as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations since inception and has working capital and equity deficiencies that raise substantial doubt about its ability to continue as a going concern. Further, as discussed in Note 2, the Company was notified, subsequent to June 30, 1998, of the termination of its largest global capitation contract. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is presented for the purposes of complying with the Securities and Exchange Commission's reporting requirements and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN, LLP

Baltimore, Maryland
September 10, 1998
(except with respect to the matters
discussed in Notes 2, 3, and 22, as to which the date is September 25, 1998)

                    Report of Independent Public Accountants

BOARD OF DIRECTORS AND STOCKHOLDERS
DOCTORS HEALTH, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1996 of Doctors Health, Inc. (formerly Doctors Health System, Inc.) and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated results of Doctors Health, Inc. operations and its cash flows for the year ended June 30, 1996 in conformity with generally accepted accounting principles.

We have also audited Schedule II--Valuation and Qualifying Accounts for the year ended June 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Baltimore, Maryland
October 3, 1996
(except for Note 20,
which is now incorporated
into the second paragraph
of Note 12, the date of
which is January 13, 1997)

                     Doctors Health, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                          As of June 30, 1997 and 1998

                                                                                 June 30,         June 30,
                                                                                   1997             1998
                                                                              ------------      ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents (including $9,250,000 pledged
     at June 30, 1998) (Note 1)                                               $  4,737,828      $ 15,192,506
   Restricted cash                                                                 680,000           680,000
   Accounts receivable (net of allowance for doubtful accounts of $270,521 and $193,706 at June 30, 1997 and 1998,
     respectively)                                                               2,722,891         2,243,387
   Accounts receivable-affiliates                                                1,115,885         1,015,407
   Other receivables                                                             1,170,504         7,394,046
   Prepaid expenses                                                                190,987           325,673
   Due from affiliates                                                             925,658         2,399,390
                                                                              ------------      ------------
      TOTAL CURRENT ASSETS                                                      11,543,753        29,250,409

PROPERTY AND EQUIPMENT, NET                                                      4,205,532         3,885,526
OTHER ASSETS
   Intangibles (net of accumulated amortization of $445,148 at
     June 30, 1997) (Note 4)                                                     6,475,925                 -
   Deferred charges (net of accumulated amortization of
     $304,537 at June 30, 1997)                                                    924,334                 -
   Accrued interest receivable                                                     374,970           485,693
   Other receivables                                                               200,000           129,684
   Deposits                                                                         83,066            93,775
                                                                              ------------      ------------
      TOTAL OTHER ASSETS                                                         8,058,295           709,152
                                                                              ------------      ------------
   TOTAL ASSETS                                                               $ 23,807,580      $ 33,845,087
                                                                              ============      ============

LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current maturities of notes payable (Note 9)                               $  6,007,589      $  9,757,883
   Current maturities of notes payable and purchase
     obligations - related parties (Note 9)                                              -         1,989,948
   Accounts payable                                                              1,108,499           442,502
   Accrued medical services                                                      5,301,384        36,419,749
   Other accrued expenses                                                        3,233,955         6,564,948
   Due to affiliates                                                               965,204         1,287,648
                                                                              ------------      ------------
      TOTAL CURRENT LIABILITIES                                                 16,616,631        56,462,678

LONG-TERM OBLIGATIONS
   Notes payable (Note 9)                                                        5,462,621           100,488
   Notes payable and purchase obligations-related
     parties (Note 9)                                                            2,659,456                 -
                                                                              ------------      ------------
      TOTAL LONG-TERM OBLIGATIONS                                                8,122,077           100,488

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 11)
   6.5% cumulative, Series A, $5 par value, authorized,
     issued and outstanding 1,000,000 shares (liquidation
     value $3,500,000 plus unpaid dividends)                                     5,651,472         6,115,099
   Less subscription receivable                                                 (1,500,000)       (1,500,000)
                                                                              ------------      ------------
                                                                                 4,151,472         4,615,099
   9.75% cumulative, Series B, $11.25 par value, authorized,
     issued and outstanding 355,556 shares at June 30, 1997
     (liquidation value $4,000,000 plus unpaid dividends);
     8% cumulative, Series B, $11.25 par value, authorized,
     issued and outstanding 438,068 shares at June 30, 1998
     (liquidation value $4,928,265 plus unpaid dividends)                        4,548,945         4,836,538
   8% cumulative, Series C, $17.50 par value, authorized
     1,500,000 shares; issued and outstanding 571,428 shares
     (liquidation value $10,000,000 plus unpaid dividends)                      10,581,696        11,470,122
   8% Series D, dividends payable in-kind, $10.00 par value,
     authorized 5,750,000 shares; issued and outstanding
     2,116,643 shares at June 30, 1998 (liquidation value
     $21,166,430 plus unpaid dividends)                                                  -        20,104,948
STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock (Note 12)
     Class A, $.01 par value; authorized 20,700,000 shares;
       issued and outstanding 810,000 and 1,653,375 shares at
       June 30, 1997 and June 30, 1998, respectively                                 8,100            16,534
     Class B, $.01 par value; authorized 10,000,000; issued and outstanding 2,645,167 and 5,347,898 shares at June 30, 1997
       and  June 30, 1998, respectively                                             26,452            53,479
     Class C, $.01 par value; authorized 29,050,000; no shares issued                    -                 -
   Preferred Stock, $.01 par value; authorized 1,000,000 shares;
     no shares issued                                                                    -                 -
   Additional paid-in capital                                                    5,880,477         6,114,985
   Deferred compensation                                                          (912,508)         (704,380)
   Accumulated deficit                                                         (25,215,762)      (69,225,404)
                                                                              ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (20,213,241)      (63,744,786)
                                                                              ------------      ------------
      TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE
      PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 23,807,580      $ 33,845,087
                                                                              ============      ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                     Doctors Health, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1996, 1997 and 1998


                                                          Year ended       Year ended       Year ended
                                                           June 30,         June 30,         June 30,
                                                             1996             1997             1998
                                                         -----------      ------------     ------------
REVENUES
  Capitation revenue (Notes 1 and 2)                     $   689,068      $ 10,794,909     $ 77,515,286
  Net revenue (Notes 1, 5 and 20)                          5,428,561        12,037,188       14,704,186
                                                         -----------      ------------     ------------
                                                           6,117,629        22,832,097       92,219,472
                                                         -----------      ------------     ------------
EXPENSES
  Medical services expense                                   969,677        11,188,450       89,727,603
  Care center costs                                        5,287,348        11,635,163       14,261,118
  General and administrative                               6,082,902        12,760,687       17,557,266
  Depreciation and amortization                              435,573         1,512,772        2,173,196
  Loss on write-down of impaired long-lived
    assets (Note 4)                                                -                 -        9,071,669
                                                         -----------      ------------     ------------
                                                          12,775,500        37,097,072      132,790,852
                                                         -----------      ------------     ------------
    Loss from operations                                  (6,657,871)      (14,264,975)     (40,571,380)
                                                         -----------      ------------     ------------

OTHER INCOME (EXPENSE)
  Interest and other income                                  272,666           246,889        1,372,116
  Interest expense                                          (226,908)         (781,964)      (1,059,645)
                                                         -----------      ------------     ------------
                                                              45,758         (535,075)          312,471
                                                         -----------      ------------     ------------
    Loss before income taxes                              (6,612,113)      (14,800,050)     (40,258,909)
  Income taxes (Note 16)                                           -                 -                -
                                                         -----------      ------------     ------------
    NET LOSS                                             $(6,612,113)     $(14,800,050)    $(40,258,909)
                                                         ===========      ============     ============
  Loss applicable to common stock                        $(6,612,113)     $(14,800,050)    $(40,258,909)
    Net loss                                                 552,531         1,382,083        3,750,733
                                                         -----------      ------------     ------------
    Preferred stock dividends and accretion              $(7,164,644)     $(16,182,133)    $(44,009,642)
                                                         ===========      ============     ============
    Loss applicable to common stock                      $     (1.17)     $      (2.42)    $      (6.35)
                                                         ===========      ============     ============
Net loss per share, basic and diluted (Note 17)            6,126,410         6,690,794        6,935,957
                                                         ===========      ============     ============
Weighted average number of shares outstanding (Note 17)

  The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                          Common Stock          Common Stock
                                                           Class A (1)             Class B         Additional
                                                        ----------------     ----------------       Paid-in      Deferred
                                                        Shares    Amount     Shares    Amount       Capital    Compensation
                                                        ------    ------     ------    ------      ----------  ------------
Balance at June 30, 1995                                     -   $     -    2,200,000  $ 22,000       $ 1,518      $     -
                                                     ---------   -------    ---------   -------     ---------     --------
   Net loss                                                  -         -            -         -             -            -
   Issuance of common stock purchase warrants
       for services - Note 14                                -         -            -         -       370,000
   Issuance of Class B Common Stock                          -         -      198,000     1,980       592,020            -
   Series A Preferred Stock dividend accretion               -         -            -         -             -            -
   Series B Preferred Stock dividend accretion               -         -            -         -             -            -
   Capital related to MHLP transactions                      -         -            -         -     1,360,260            -
   Increase in value of Redeemable
       Class A Common Stock - Note 12                        -         -            -         -          (198)           -
                                                     ---------   -------    ---------   -------     ---------     --------
Balance at June 30, 1996                                     -         -    2,398,000    23,980     2,323,600            -
                                                     ---------   -------    ---------   -------     ---------     --------
   Net loss                                                  -         -            -         -             -            -
   Series A Preferred Stock dividend accretion               -         -            -         -             -            -
   Series B Preferred Stock dividend accretion               -         -            -         -             -            -
   Series C Preferred Stock dividend accretion               -         -            -         -             -            -
   Preferred Stock accretion                                 -         -            -         -             -            -
   Issuance of Class A Common Stock                     10,000       100            -         -        69,900            -
   Issuance of Class B Common Stock                          -         -      247,167     2,472     1,727,698            -
   Class B Common Stock direct registration costs            -         -            -         -      (671,062)           -
   Capital related to MHLP transactions                      -         -            -         -       717,010            -
   Effect of obtaining insurance for the
       Redeemable Class A Common Stock -               800,000     8,000            -         -           198            -
       Note 12
   Issuance of common stock purchase warrants
       for services - Note 14                                -         -            -         -       672,500
   Issuance of common stock options - Note 13                                                       1,040,633   (1,040,633)
   Amortization of deferred compensation - Note 13           -         -            -         -             -      128,125
                                                     ---------   -------    ---------   -------     ---------     --------
Balance at June 30, 1997                               810,000     8,100    2,645,167    26,452     5,880,477     (912,508)
                                                     ---------   -------    ---------   -------     ---------     --------

   Net loss                                                  -         -            -         -             -            -
   Series A Preferred Stock dividend accretion               -         -            -         -             -            -
   Series B Preferred Stock dividend accretion               -         -            -         -             -            -
   Series C Preferred Stock dividend accretion               -         -            -         -             -            -
   Series D Preferred Stock dividend accretion               -         -            -         -             -            -
   Preferred Stock accretion                                 -         -            -         -             -            -
   Issuance of common stock purchase warrants -
       Note 14                                               -         -            -         -       165,000            -
   Issuance of Class A Common Stock                     33,375       334            -         -         6,311            -
   Issuance of Class B Common Stock                          -         -       80,163       801       195,825            -
   Class A Common Stock Split-up                       810,000     8,100            -         -        (8,100)           -
   Class B Common Stock Split-up                             -         -    2,622,568    26,226       (26,226)           -
   Class B Common Stock direct registration costs            -         -            -         -       (98,302)           -
   Amortization of deferred compensation - Note 13                                                                 208,128
                                                     ---------   -------    ---------   -------     ---------     --------
Balance at June 30, 1998                             1,653,375   $16,534    5,347,898   $53,479     6,114,985     (704,380)
                                                     =========   =======    =========   =======     =========     ========

                                                              Accumulated
                                                                Deficit          Total
                                                              -----------        -----
Balance at June 30, 1995                                      $ (1,868,985)  $ (1,845,467)
                                                              ------------   ------------
   Net loss                                                     (6,612,113)    (6,612,113)
   Issuance of common stock purchase warrants
       for services - Note 14                                            -        370,000
   Issuance of Class B Common Stock                                      -        594,000
   Series A Preferred Stock dividend accretion                    (325,005)      (325,005)
   Series B Preferred Stock dividend accretion                    (227,526)      (227,526)
   Capital related to MHLP transactions                                  -      1,360,260
   Increase in value of Redeemable
       Class A Common Stock - Note 12                           (2,391,802)    (2,392,000)
                                                              ------------   ------------
Balance at June 30, 1996                                       (11,425,431)    (9,077,851)
                                                              ------------   ------------
   Net loss                                                    (14,800,050)   (14,800,050)
   Series A Preferred Stock dividend accretion                    (325,000)      (325,000)
   Series B Preferred Stock dividend accretion                    (390,044)      (390,044)
   Series C Preferred Stock dividend accretion                    (590,976)      (590,976)
   Preferred Stock accretion                                       (76,063)       (76,063)
   Issuance of Class A Common Stock                                      -         70,000
   Issuance of Class B Common Stock                                      -      1,730,170
   Class B Common Stock direct registration costs                        -       (671,062)
   Capital related to MHLP transactions                                  -        717,010
   Effect of obtaining insurance for the
       Redeemable Class A Common Stock -                         2,391,802      2,400,000
       Note 12
   Issuance of common stock purchase warrants
       for services - Note 14                                            -        672,500
   Issuance of common stock options - Note 13                            -              -
   Amortization of deferred compensation - Note 13                       -        128,125
                                                              ------------   ------------
Balance at June 30, 1997                                       (25,215,762)   (20,213,241)
                                                              ------------   ------------

   Net loss                                                    (40,258,909)   (40,258,909)
   Series A Preferred Stock dividend accretion                    (441,626)      (441,626)
   Series B Preferred Stock dividend accretion                    (406,706)      (406,706)
   Series C Preferred Stock dividend accretion                    (886,602)      (886,602)
   Series D Preferred Stock dividend accretion                  (1,588,870)    (1,588,870)
   Preferred Stock accretion                                      (426,929)      (426,929)
   Issuance of common stock purchase warrants -
       Note 14                                                           -        165,000
   Issuance of Class A Common Stock                                      -          6,645
   Issuance of Class B Common Stock                                      -        196,626
   Class A Common Stock Split-up                                         -              -
   Class B Common Stock Split-up                                         -              -
   Class B Common Stock direct registration costs                        -        (98,302)
   Amortization of deferred compensation - Note 13                                208,128
                                                              ------------   ------------
Balance at June 30, 1998                                      $(69,225,404)  $(63,744,786)
                                                              ============   ============




(1) Classified as Redeemable Class A Common Stock as of June 30, 1996-See Note
    12.

  The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                                          Year ended          Year ended          Year ended
                                                                           June 30,            June 30,            June 30,
                                                                             1996                1997                1998
                                                                       -----------------   ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                            $(6,612,113)       $(14,800,050)       $(40,258,909)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                       435,573           1,512,772           2,173,196
          Deferred compensation                                                     -             128,125             208,128
          Loss on write-down of impaired long-lived assets                          -                   -           9,071,669
          Changes in operating assets and liabilities, net of effects of medical practice receivables acquired
               Restricted cash                                                      -            (680,000)                  -
               Accounts receivable                                           (245,801)           (544,974)            479,504
               Accounts receivable -- affiliates                             (327,386)            138,462             100,478
               Prepaid expenses and other receivables                        (178,583)         (1,501,138)         (6,468,949)
               Due from/to affiliates                                        (433,353)            165,056          (1,151,288)
               Accounts payable                                               231,649             777,852            (665,997)
               Accrued medical services                                       550,520           4,750,864          31,118,365
               Other accrued expenses                                       1,790,278             914,718           3,380,993
               Organizational costs and deferred charges                     (268,248)           (105,126)                  -
                                                                          -----------        ------------        ------------
                  Net cash used in operating activities                    (5,057,464)         (9,243,439)         (2,012,810)
                                                                          -----------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                   (2,129,464)         (2,501,963)         (2,262,858)
      Payments for acquisitions                                               (42,773)         (1,836,155)         (1,595,372)
      Deposits                                                                127,395             (58,506)             (6,247)
                                                                          -----------        ------------        ------------
                   Net cash used in investing activities                   (2,044,842)         (4,396,624)         (3,864,477)
                                                                          -----------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from issuance of redeemable convertible preferred
          stock                                                             5,410,000           9,989,199          18,711,361
      Net proceeds from issuance of common stock                                    -                   -                 250
      Class B common stock direct registration costs                                -            (671,062)            (98,302)
      Borrowings under notes payable                                        3,400,000           8,911,566           4,000,000
      Principal payments on capital lease obligations                         (79,157)           (245,836)                  -
      Issuance of note receivable                                            (300,000)                  -                   -
      Payments on notes payable                                               (41,127)         (1,025,271)         (6,281,344)
                                                                          -----------        ------------        ------------
                   Net cash provided by financing activities                8,389,716          16,958,596          16,331,965
                                                                          -----------        ------------        ------------
Net increase in cash and cash equivalents                                   1,287,410           3,318,533          10,454,678
Cash and cash equivalents, at beginning of year                               131,885           1,419,295           4,737,828
                                                                          ===========        ============        ============
Cash and cash equivalents, at end of year                                 $ 1,419,295        $  4,737,828        $ 15,192,506
                                                                          ===========        ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996, 1997 AND 1998

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Doctors Health, Inc., a Delaware corporation, and its subsidiaries (collectively "the Company") is a managed care and medical management company which conducts its business through a network consisting of primary care physicians ("PCPs"), specialist physicians, hospitals and other providers of medical care (the "Network"). The Company was incorporated in June 1994 and commenced operations on February 24, 1995. Effective July 15, 1997 the Company changed its name from Doctors Health System, Inc. to Doctors Health, Inc. As a managed care company, the Company negotiates and enters into global capitation contracts, pursuant to which (i) Payors pay the Company a fixed amount per month based on the number of enrollees who have selected a PCP in the Network and (ii) the Company pays the health care providers within the Network, or those having other contractual arrangements with the Company for providing the required medical care. In addition, the Company, directly and through wholly-owned subsidiaries, has acquired certain assets of and operates physician practices under long-term physician service agreements ("PSO Agreements") with affiliated core medical groups ("CMGs") that practice exclusively through such physician practices.

       The Company provides administrative and technical support for professional services rendered by the CMGs under service agreements. Under the PSO Agreements, the Company is reimbursed for all direct care center expenses, as defined in the agreement.

       The Company conducts its operations through the following wholly-owned and majority owned subsidiaries and CMGs under long-term PSO Agreements:


SUBSIDIARIES                                                                                              PERCENTAGE OWNED
------------                                                                                              ----------------
    Doctors Health Primary Care IPA, Inc.
         (inactive during 1995 and 1996)............................................................           100.0%
    Doctors Health--Medalie Equipment
         Corporation (incorporated in 1996).........................................................           100.0%
    Mishner Newco, Inc. (incorporated in January 1996)...............................................          100.0%
    Williams Newco, Inc. (incorporated in May 1996)..................................................          100.0%
    WomanCare IPA, Inc. (incorporated in March 1997).................................................           99.0%
    PCPA Newco, Inc. (incorporated in February 1996).................................................          100.0%
    Doctors Health of Virginia, Inc. (incorporated in November 1996 in Va.)..........................          100.0%
    Montgomery Newco, Inc. (incorporated in September 1996)..........................................          100.0%
    Medicap, Inc. (incorporated in January 1997).....................................................          100.0%


AFFILIATED CMGs
---------------
       Anne Arundel Medical Group, LLC (Anne Arundel Medical, formed in December 1996)
       Baltimore Medical Group, LLC (Baltimore Medical, formed in February 1995)
       Carroll Medical Group, LLC (Carroll Medical, formed in November 1995)
       Cumberland Valley Medical Group, LLC (Cumberland Valley Medical, formed in May 1996)
       Doctors Health Montgomery, LLC (Doctors Health Montgomery, formed September 1996)

       A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

       BASIS OF PRESENTATION/PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

       NET REVENUE RECOGNITION

       The Company's net revenues represent contractual management and similar fees earned under its long-term PSO Agreements with CMGs. Under the PSO Agreements, the Company is contractually responsible and at risk for the operating costs of the CMGs, with the exception of amounts retained by physicians. The Company's net revenues include the reimbursement of all medical practice operating costs and the contractual management fees due as defined and stipulated in the PSO Agreements. Contractual fees are recognized when collection is probable (see Note 20). During the years ended June 30, 1996, 1997, and 1998, the Company recorded contractual management fees of $141,213, $402,025 and $443,068, respectively.

       CAPITATION REVENUE AND MEDICAL SERVICES EXPENSE RECOGNITION

       As of June 30, 1998, the Company had five global capitation contracts and five gatekeeper capitation contracts with seven health maintenance organizations
(HMOs). (See Note 2 for information on the termination of two of these contracts.) Under the contracts, the Company receives monthly capitation fees based on the number of enrollees electing any one of the Company's affiliated PCPs. The capitation revenue under these contracts is prepaid monthly based on the number of enrollees and is recognized as capitation revenue during the month the Company becomes responsible for the care of such enrollees. During the year ended June 30, 1996, approximately $382,000 and $307,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the year ended June 30, 1997, approximately $9,253,000 and $1,542,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the year ended June 30, 1998, approximately $76,046,000 and $1,469,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. The gatekeeper capitation contracts represent PCP capitation and the Company records no profit margin on these contracts.

       The Company has one commercial global capitation contract under which the Company can earn incentive revenue or incur medical services expenses based upon the enrollees' utilization of hospital services. Estimated amounts receivable or payable from the HMO are recorded based upon actual hospital and other institutional utilization and associated costs incurred by assigned HMO enrollees, compared to the portion of the commercial capitation fees allocated for institutional care. Differences between actual contract settlements and estimated receivables or payables relating to the arrangement are recorded in the year of settlement. Included in accrued medical services as of June 30, 1997 and 1998 is approximately $180,000 and $220,000, respectively, of estimated amounts due to the HMO under this arrangement. Also, as of June 30, 1997 and 1998, the Company has included in accrued medical services an accrual of approximately $146,000, and $300,000, respectively, which represents an estimate of the loss to be incurred over the remaining term of the commercial capitation contract.

       Under the Company's four Medicare global capitation contracts, the Company has assumed responsibility for managing and paying for substantially all of the medical care for the respective Payors' enrollees. Consequently, the Company does not perform an institutional incentive settlement with the HMO's under the four Medicare contracts.

       The Company is responsible for some or all of the medical services provided by its affiliated physicians and other providers to which it refers patients who are covered under global capitation contracts. The cost of medical services is recognized in the period in which the care is provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical services is calculated by pricing the open authorizations for medical services from the Company's medical management system as well as projecting the associated costs using historical studies of claims paid and actuarial assistance. Estimates are continually monitored and reviewed and, as settlements are made or estimates are adjusted, differences are reflected in current operations. As of June 30, 1997 and 1998, approximately $4,975,000 and $35,900,000, respectively, was recorded as accrued medical services for incurred but not reported services.

       The Company purchases reinsurance from independent insurance companies which limits the amount of risk it ultimately bears by providing reimbursement payments once medical services provided to an individual enrollee exceed an agreed-upon amount. Under the commercial capitation contract, the Company is insured for 90% of all medical services expense over $7,500 per enrollee per year. Under the Medicare global capitation contracts, the Company is insured for 90% of all physician and hospital medical services expense over $7,500 and $75,000, respectively, per enrollee per year. During the years ended June 30, 1996, 1997 and 1998, the Company recorded approximately $23,000, $173,000 and $1,137,000, respectively, as reinsurance recoveries. Estimates of reinsurance receivables as of June 30, 1997 and 1998 under these arrangements were approximately $102,000 and $797,000, respectively.

       NEW GLOBAL CAPITATION AGREEMENTS

       On December 1, 1997, the Company entered into a letter of intent with the Series C Preferred Stockholder whereby the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to approximately 6,500 Medicare enrollees of an HMO in exchange for a capitation fee. This arrangement commenced in January 1998. The Company anticipates that the term of the arrangement will be two years with annual renewals after the initial term has expired. The Company and the Series C Preferred Stockholder have not yet executed the actual contract and are operating under a letter of intent. During the year ended June 30, 1998, the Company realized capitation revenue of approximately $13,455,000 from this new arrangement. Actual capitation revenue earned pursuant to the above arrangement may vary in future periods due to fluctuations in the number of Medicare enrollees covered under the arrangement.

         Effective October 1, 1997, the Company commenced the operation of a global capitation contract with NYLCare Health Plans of the Mid-Atlantic, Inc. (NYLCare). As of June 30, 1998, the Company covered approximately 13,500 Medicare enrollees under this arrangement. See Note 2 for discussion regarding termination of this contract subsequent to June 30, 1998.

       SIGNIFICANT SOURCES OF CAPITATION REVENUE

       During the year ended June 30, 1997, the Company obtained 52% and 48% of the $9,253,000 of global capitation revenue from two HMO's under three global capitation contracts ($7,653,000 related to Medicare enrollees and $1,600,000 related to commercial enrollees). During the year ended June 30, 1998, the Company obtained 56%, 31% and 13% of the $76,046,000 of global capitation revenue from three HMO's under five global capitation contracts ($73,077,000 related to Medicare enrollees and $2,969,000 related to commercial enrollees). See Note 2 for discussion regarding the termination of the two contracts which accounted for 56% and 13%, respectively, or a total of $52,844,000 of the Company's global capitation revenue for the year ended June 30, 1998.

       CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

       The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 1997 and 1998, $680,000 of cash and cash equivalents was restricted for the payment of medical claims under contractual obligations included in the Company's managed care contracts. In addition, at June 30, 1998, $9,250,000 of cash and cash equivalents were pledged as collateral under the Chase Credit Facility.

       ACCOUNTS RECEIVABLE

       Accounts receivable principally represent receivables from third party Payors and patients for patient medical services provided by affiliated CMGs. The accounts receivable have been assigned to the Company under the terms of the PSO Agreements. Such amounts are recorded net of contractual allowances and estimated bad debts.

       ACCOUNTS RECEIVABLE--AFFILIATES

       Accounts receivable--affiliates include amounts due from the CMGs for Medicare and Medicaid services provided which the Company has legal rights to the proceeds.

       MEDICAL SUPPLIES

       The Company expenses the cost of routine medical and laboratory supplies when purchased.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, ranging from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes and accelerated methods are used for tax purposes.

       DEFERRED CHARGES AND INTANGIBLE ASSETS

       Deferred charges include deferred loan acquisition costs and organization costs. These costs have been amortized to operations using the straight-line basis over the term of the loan and two years, respectively.

       As a result of the Company's acquisitions of certain practice assets and affiliations with CMGs, the Company acquires and reports intangible assets. These assets consist principally of long-term management agreements between the Company and the CMGs. The Company evaluates on an ongoing basis the period of amortization of the intangibles and determines if the value of the underlying assets has been impaired. Since events and circumstances surrounding the acquisition will change over time, there can be no assurance that the value of the intangibles will be realized by the Company. At June 30, 1996 and 1997, the recorded intangibles acquired were not considered to be impaired. During fiscal year 1998, the Company recognized an impairment loss in the consolidated statement of operations (see Note 4). The Company's policy is to amortize the intangibles over a 10 to 30 year period. Prior to the recognition of an impairment loss, the existing agreements were amortized over 20 years. Amortization expense for the years ended June 30, 1996, 1997 and 1998 was $202,697, $745,604 and $1,179,602, respectively.

       PREMIUM DEFICIENCY RESERVES

       The Company recognizes premium deficiency reserves when anticipated undiscounted direct and allocable indirect costs from its global capitation contracts are expected to exceed anticipated revenues during the unexpired terms of the contracts.

       INCOME TAXES

       The Company is a corporation subject to federal and state income taxes. The Company's year-end for tax reporting purposes is December 31. Deferred income taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for financial accounting and income tax purposes. Currently, these temporary differences relate primarily to net operating loss carryforwards, the accrued medical services liability and depreciation differences. Future use of the net operating loss carryforwards by the Company may be limited due to certain changes in control as provided for in the Internal Revenue Code. Valuation allowances are provided on deferred tax assets when management believes it is more likely than not that the deferred tax assets will not be realized.

       COMMON STOCK

       All common stock, number of shares and per share values disclosed in the accompanying footnotes have been adjusted to reflect the stock split-up discussed in Note 17.

       STOCK OPTIONS AND WARRANTS

       The Company uses the Black-Scholes model to value all warrants and options issued (see Note 13).

       NEWLY ISSUED ACCOUNTING STANDARDS

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), which requires that entities with complex capital structures, such as the Company, disclose both basic and diluted earnings per share. The Company adopted this standard during the quarter ended December 31, 1997. Due to the Company's operating losses, implementation of the standard did not have a material impact on the Company's earnings per share.

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

         During January 1998, the Emerging Issues Task Force of the FASB issued EITF 97-2 which addressed issues related to the consolidation of professional corporation revenues and the accounting for business combinations. The Company has presented its financial statements in compliance with EITF 97-2 and does not consolidate the related CMG.

       USE OF ESTIMATES

       In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. See Note 3.

NOTE 2--TERMINATION OF GLOBAL CAPITATION CONTRACTS

         On August 31, 1998, Aetna U.S. Healthcare ("Aetna"), which recently acquired NYLCare Health Plans of the Mid-Atlantic, Inc. ("NYLCare/Aetna"), announced that, effective January 1, 1999, NYLCare/Aetna would discontinue its Medicare risk HMO plan in certain states and other jurisdictions including Maryland, Virginia and Washington, D.C. On October 1, 1997, the Company agreed to provide medical management services to patients of NYLCare in Maryland, Virginia and Washington, D.C. As of August 31, 1998, the Company's Network provided medical care to approximately 13,500 NYLCare/Aetna participants in this managed care plan. NYLCare/Aetna announced that it would make the following options available to participants in the plan: (i) return to traditional Medicare fee-for-service program; (ii) return to traditional Medicare and purchase a Medicare supplement for an additional premium; or (iii) enroll in a Medicare + Choice HMO or other plan that services their geographic area. The Company's contract with NYLCare/Aetna was to terminate on September 30, 2000.

         The Company has attempted discussions with NYLCare/Aetna to enable the Company to continue to serve the affected Medicare participants but NYLCare/Aetna has not responded positively to these discussions. The Company derived approximately 56% ($43,000,000) of its global capitation revenue during the year ended June 30, 1998 from the NYLCare/Aetna agreement and termination of this agreement or transfer of these participants to a Medicare HMO plan with which the Company does not have a global capitation contract would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to continue to derive revenues from the NYLCare/Aetna enrollees after September 1, 1998.

         In the event that the Company is unable to continue this global capitation arrangement in any form, the Company's position is that it has rescinded the NYLCare/Aetna contract and has notified NYLCare/Aetna. As a result, the Company has not accrued medical services liabilities beyond August 31, 1998 (the date of Aetna's announcement). In this event, the Company intends to pursue a settlement with NYLCare/Aetna related to the termination of the NYLCare/Aetna Medicare Risk HMO product. On September 16, 1998, the Company received notification of NYLCare/Aetna's desire to seek arbitration related to various disputes related to the contract. The outcome of any legal proceedings, or any attempts by the Company to seek a financial settlement is unknown at this time. As of June 30, 1998, the Company has recognized a premium deficiency reserve (in accrued medical services) of $2,000,000 to account for the shortfalls in revenues to be received under this contract through August 31, 1998. It is possible, however, depending on the very uncertain outcomes of the upcoming legal proceedings, that the Company's remaining financial exposure under this contract may be greater than the reserve recorded.

          Effective September 1, 1998, the Company terminated its Medicare global capitation contract with Chesapeake Health Plan, a subsidiary of United Health Care of the Mid-Atlantic. This contract accounted for approximately 13% ($9,844,000) of the Company's global capitation revenue for the year ended June 30, 1998.

NOTE 3 -- OPERATING LOSSES AND LIQUIDITY

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations totaling approximately $63,000,000 since inception. Also, the Company has working capital and equity deficiencies of approximately $27,200,000 and $63,700,000, respectively, as of June 30, 1998. Further, as discussed in Note 11, the Company's Series D Redeemable Convertible Preferred Stockholder elected not to complete its scheduled purchase of additional Series D shares for $10,000,000 by June 30, 1998. The recurring losses and working capital and equity deficiencies raise substantial doubt about the Company's ability to continue as a going concern. In addition, as discussed in Note 2, two contracts which provided approximately 69% ($52,844,000) of the Company's global capitation revenue have been terminated subsequent to June 30, 1998. Also, as of June 30, 1998, approximately $9,250,000 of the Company's cash was pledged as collateral for the Chase Credit Facility.

       As of September 25, 1998, the Company has developed a restructuring and funding plan. This plan addresses both the Company's working capital deficiency, as well as its ongoing results of operations.

1. To address the significant working capital deficiency, the Company's plan includes the following primary components:

         a. Negotiation of additional funding (in addition to the Bridge Financing discussed in Note 22) from the Series C and D Redeemable Convertible Preferred Stockholders, totaling at least $5,000,000. As of September 25, 1998, the Company was in the process of this negotiation. (see Note 22.)
         b. Renegotiation of its $5,000,000 subordinated debt facility with the Series C Redeemable Convertible Preferred Stockholder to extend the payment terms beyond June 30, 1999. As of September 25, 1998 the Company was in the process of this renegotiation.
         c. Attainment of a favorable financial settlement on its legal proceedings relating to the rescinded contract with NYLCare/Aetna (see Note 2). As the contract was rescinded on September 24, 1998, these proceedings are in the early stages and the outcome is very uncertain. As the legal proceedings are pursued, a substantial portion of the Company's medical claims payable for services rendered through August 31, 1998 will come due. Given the lack of continuing capitation revenue streams, the Company's cash balances will be insufficient to pay the related claims. In order to meet its funding requirements, the Company will need to have a successful outcome to its legal proceedings and/or work with the Company's investors to fund the related claims. As of June 30, 1998, the accrued medical services related to this contract was approximately $22,862,000.

2. To address the Company's ongoing results of operations, the Company's plan includes the following primary components:

         a. Downsizing and restructuring of the Company's workforce in order to significantly mitigate losses on the Company's remaining global capitation contracts. In order to achieve these objectives, the Company will need to make significant changes to its operating structure. As of September 25, 1998, a formal downsizing and restructuring plan was in the process of being formulated by the Company (see Note 22).
         b. Renegotiation and/or restructuring of the Company's PSO Agreements to cover or eliminate the Company's annual administrative costs of approximately $3,000,000 related to the support of these agreements (see Note 5).

       The successful completion of any of the individual components of the plan outlined above cannot be assured and the inability of the Company to successfully complete all of the components outlined above could have a significant adverse impact on the Company's ability to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4--LOSS ON WRITE-DOWN OF IMPAIRED LONG-LIVED ASSETS

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", ("SFAS 121"), the Company has recorded an impairment loss of $9,071,669 in fiscal year 1998 related to certain of its long-lived assets stemming from its PSO Agreements and related transactions. Under SFAS 121, the Company has evaluated its intangible and other long-lived assets at the lowest level for which there are identifiable independent cash flows. Of the loss recorded, $7,471,000 is related to the unamortized portion of the Company's intangible assets related to its PSO Agreements and certain other physician agreements. Due to the losses incurred under the global capitation agreements in which these physicians participate as well as the direct costs incurred by the Company to support the PSO Agreements, the Company has determined that the anticipated cash flows resulting from its PSO Agreements and other physician agreements will be insufficient to realize the intangible assets recorded. The remainder of the impairment loss relates primarily to certain computer hardware and software acquired to support the Company's physician practices which the Company believes are impaired, given its current and future cash flow under the PSO Agreements and its plans to restructure those agreements (see Note 5).

         In each case, the impairment loss represents the excess of the carrying amount of the impaired assets over the estimated fair value of the impaired assets. Generally, fair value represents the expected future cash flows from the use of the assets or group of assets, discounted at a rate commensurate with the risks involved.

NOTE 5--CORE MEDICAL GROUP RESTRUCTURING

         The Company intends to restructure its relationship with each of the five CMGs. The Company and the CMGs are party to long-term PSO Agreements which provide that the Company shall provide the CMGs billing, accounting, and other administrative services at nominal cost. Management has determined that the delivery of these physician management services is not essential to the performance of its core medical care management services to HMOs and other Payors through its network of physicians, hospitals and other health care providers. Management intends to establish exclusive managed care contracting arrangements with either the individual physicians who are currently members of the CMGs or the CMGs themselves. Management believes such managed care contracting relationships with these physicians will enable it to perform its central mission of reducing the cost of medical care through the Network. The Company and the CMGs are negotiating the following possible restructuring options; (i) sale of the relationship between the Company and the CMGs to a third party; (ii) sale of the tangible medical practice assets purchased by the Company to the CMGs; (iii) conversion of the CMGs to an independent practice association; (iv) renegotiation of the PSO Agreements to provide for the CMGs to pay the Company or a third party a fair market fee for the physician management services.

         Management intends that this restructuring plan will be fully developed and implemented by December 31, 1998. However, management cannot predict the outcome of these negotiations or the impact such transactions might have on the Company's financial position. Furthermore, there can be no assurance that any such transaction will be completed or completed on terms beneficial to the Company. The realizability of the net due from affiliates amount reflected in the consolidated balance sheet at June 30, 1998 could be impacted by the outcome of the negotiations. As of June 30, 1998, the Company has recorded a loss contract reserve of $1,800,000 in other accrued expenses to cover the estimated costs to be incurred, primarily payroll and benefits, through December 31, 1998, the estimated date when the restructuring will be completed.

NOTE 6--OTHER RECEIVABLES

       As of June 30, 1997 and 1998, other receivables consist of the following:

                                                                                                 1997              1998
                                                                                                 ----              ----
Due from HMO's under global capitation contracts, net....................                     $  950,218        $6,501,810
Reinsurance receivables..................................................                        101,602           796,556
Other....................................................................                        118,684            95,680
                                                                                              ----------        ----------
                                                                                              $1,170,504        $7,394,046
                                                                                              ==========        ==========

NOTE 7--OTHER ACCRUED EXPENSES

       As of June 30, 1997 and 1998, other accrued expenses consist of the following:

                                                                                                 1997              1998
                                                                                                 ----              ----
Payroll and benefits.......................................................                   $1,179,534        $2,836,677
Professional services......................................................                      570,669           171,231
Equipment purchases........................................................                          ---           924,739
Other......................................................................                    1,483,752         2,632,301
                                                                                              ----------        ----------

                                                                                              $3,233,955        $6,564,948
                                                                                              ==========        ==========

NOTE 8--PROPERTY AND EQUIPMENT

       Property and equipment, at cost, as of June 30, 1997 and 1998 is summarized as follows:

                                                                                                  1997              1998
                                                                                                  ----              ----
Furniture and fixtures................................................................         $1,662,412        $1,500,648
Computer equipment....................................................................          1,680,674         1,718,564
Computer software.....................................................................          1,080,754         1,608,397
Medical equipment.....................................................................            195,888           213,231
Leasehold improvements................................................................            601,355           468,781
                                                                                               ----------        ----------
                                                                                                5,221,083         5,509,621
Less accumulated depreciation and amortization........................................          1,015,551         1,624,095
                                                                                               ----------        ----------

Property and equipment, net...........................................................         $4,205,532        $3,885,526
                                                                                               ==========        ==========

       Depreciation expense for the years ended June 30, 1996, 1997 and 1998, was $232,876, $767,168, and $993,594, respectively.

NOTE 9--NOTES PAYABLE AND LONG-TERM OBLIGATIONS

       Notes payable and long-term obligations at June 30, 1997 and 1998 are as follows:

                                                                                                  1997             1998
                                                                                                  ----             ----
Notes payable........................................................................         $11,470,210       $ 9,858,371
Notes payable and purchase obligations--related parties..............................           2,659,456         1,989,948
                                                                                              -----------       -----------

                                                                                               14,129,666        11,848,319

Less: Current maturities of notes payable and long-term obligations..................           6,007,589        11,747,831
                                                                                              -----------       -----------

                                                                                              $ 8,122,077       $   100,488
                                                                                              ===========       ===========

       As of June 30, 1998, future principal payments of notes payable and long-term obligations are as follows:

1999...................................................................................................         $11,747,831
2000...................................................................................................              82,648
2001...................................................................................................              15,392
2002...................................................................................................               2,448
                                                                                                                -----------

                                                                                                                $11,848,319
                                                                                                                ===========

         In December 1995, the Company entered into a loan agreement with NationsBank, N.A. (the "NationsBank Credit Facility"), under which the Company could request advances up to a maximum of $4,000,000. Interest on advances was payable monthly and was calculated based on the bank's prime rate, unless the Company designated a portion of the advances to be subject to the Eurodollar rate plus .75% (effective rate of 6.20% and 6.56% at June 30, 1996 and 1997, respectively). The Company had outstanding advances under this agreement of $3,400,000 and $4,000,000 at June 30, 1996 and 1997, respectively. All advances were repaid on November 1, 1997.

         On August 15, 1996, the Company borrowed approximately $983,000 under a bridge loan facility (the "Bridge Loan Facility") with First National Bank of Maryland, N.A. The Bridge Loan Facility was repaid on January 13, 1997.

         The Company has established an $11,000,000 credit facility ("the Credit Facility") with Chase Manhattan Bank, N.A. ("Chase"). The Credit Facility includes a $4,000,000 note payable which refinanced the NationsBank Credit Facility and supports a $5,250,000 standby letter of credit which is required under one of the Company's global capitation contracts. The maturity date of the Credit Facility is November 1, 1998. The Credit Facility is collateralized by, among other assets, the Company's cash assets under management with Chase Asset Management, Inc. and had a weighted average interest rate of approximately 6.4% in 1998. The interest rate at June 30, 1998 was 6.2%. As of September 10, 1998, there is no remaining amount available under the Credit Facility as the Company does not have collateral to cover additional borrowings. As of June 30, 1998, $4,000,000 was outstanding under the Credit Facility. The Company anticipates that it will repay the $4,000,000 note payable from its existing cash balances by the end of September 1998 (see Note 22).

         On January 31, 1997, the Company and the Series C Preferred Stockholder entered into a Note Purchase Agreement pursuant to which the Series C Preferred Stockholder established a $5,000,000 credit facility for the Company. The Company issued a Convertible Subordinated 11% Promissory Note ("Subordinated Debt Facility") to the Series C Preferred Stockholder. On January 31, 1997, the Series C Preferred Stockholder advanced the sum of $2,800,000 pursuant to the Subordinated Debt Facility. On April 23, 1997 and June 30, 1997, the Company received additional advances of $525,000 and $1,675,000, respectively. As of June 30, 1997, the entire $5,000,000 was outstanding in long-term notes payable. As of June 30, 1998, the $5,000,000 is classified as a current liability. Interest shall be payable at maturity in shares of Series C Preferred Stock at the rate of $17.50 per share. The Subordinated Debt Facility matures on January 31, 1999 or upon the earlier of a change in control or initial public offering. Accrued interest on the Subordinated Debt Facility was $142,481 and $700,119 as of June 30, 1997 and 1998.

       On May 14, 1997, the Company borrowed $2,000,000 from HBO & Company ("HBOC"), and issued a subordinated promissory note to HBOC in the principal amount of $2,000,000 (the "Note"). The Note was paid in full on May 14, 1998. In connection with this transaction, the Company issued warrants to purchase 120,000 shares of the Company's common stock at $7.50 per share. Utilizing a fair market value of the Company's common stock of $3.50 per share at the date of the note, the value of the warrants was recorded as a $120,000 discount on the note payable which approximates an interest rate of 6% over the one year term of the loan.

       In connection with the acquisitions of certain assets of medical practices and other transactions, the Company is obligated on short-term notes payable to physicians and others aggregating approximately $320,000 and $118,000 at June 30, 1997 and 1998, respectively.

       The Company is also obligated on notes payable to various physicians, who are members of either Baltimore Medical, Carroll Medical, Cumberland Valley Medical, or Doctors Health Montgomery in connection with the original purchase of the accounts receivable from the physicians' former practices. The notes bear interest at rates ranging from 6.25% to 10.00% and the notes mature at the earlier of seven years from the date of closing or any of the following events:
(i) termination of the respective Professional Services Employment Agreements,
(ii) a liquidating distribution to the stockholders of the Company, (iii) combination, consolidation or merger where the Company is not the survivor, (iv) disposal of substantially all of the Company's assets, or (v) a public offering with a certain cash issuance amount to the Company. The notes may be reduced or adjusted based on receivable collections and may be prepaid without penalty. Due to the Company's plan to restructure the CMGs as outlined in Note 5 which the Company intends will result in a significant change or termination of the current PSO Agreements, the Company has classified these notes as current obligations as of June 30, 1998.

NOTE 10--COMMITMENTS AND CONTINGENCIES

         LEGAL

         On September 16, 1998, NYLCare/Aetna requested arbitration of various disputes between NYLCare/Aetna and the Company. The Company has commenced court proceedings against NYLCare/Aetna with respect to various contractual disputes with NYLCare/Aetna including the anticipated termination of the NYLCare/Aetna Global Capitation Contract, actions by NYLCare/Aetna to induce the Company to enter into the contract and attempts by NYLCare/Aetna to charge certain medical expense claims to the Company's account. There can be no assurance that the legal proceedings will be resolved in a manner favorable to the Company.

         In addition, the Company is party to certain legal actions arising in the ordinary course of business. In the opinion of the Company's management, liability, if any, under these legal actions (excluding the NYLCare/Aetna legal proceedings) will not have a material effect on the Company's financial condition or results of operations.

       MALPRACTICE COVERAGE

       The Company and its affiliated CMGs have purchased a claims-made policy with coverage limits of $1,000,000 per medical professional, per incident and $3,000,000 annual aggregate limits per medical professional. This policy expires on January 1, 1999 and it is management's intention to obtain renewal coverage. The Company has obtained retroactive coverage for affiliated physicians that were not previously covered by the current carrier (prior to the physician's affiliation with the Company). Management believes that losses and costs related to unknown incidents not provided for, if any, would not be material to the financial position, liquidity or results of operations of the Company.

       EMPLOYEE BENEFIT PLANS

       Effective January 1, 1996, the Company adopted a 401(k) Plan (the "Plan") covering all its employees. Subject to certain limitations, participants may elect to defer a portion of their compensation as contributions to the Plan. The Company will make matching contributions of 50% of each participant's contribution up to six percent of the participant's salary. Participants vest in the Company's contributions at the rate of 20% per year beginning in fiscal 1997. Company matching contributions of approximately $110,000, $244,000 and $205,000 were expensed in fiscal 1996, 1997 and 1998, respectively.

       Effective February 1, 1996, the Company adopted a Flexible Benefits Plan covering all full-time employees. Subject to certain limitations, the Company may make "non-elective contributions" on behalf of employees and employees may elect to defer a portion of their compensation as "flexible pay contributions" to pay for certain covered expenses.

       OPERATING LEASES

       The Company conducts its operations at leased facilities and leases office equipment under noncancelable operating leases. Certain of the leased facilities are owned by physicians who have membership interests in affiliates. Amounts paid to the related parties approximated $14,500, $317,000 and $360,000 in 1996, 1997 and 1998,
respectively. The operating leases have initial terms that expire at various times through 2008 and, generally, provide for renewal over various periods at stipulated rates. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy costs applicable to the leased premises. Total rent expense for all operating leases approximated $454,000, $2,224,000 and $3,242,000 for 1996, 1997 and 1998, respectively. Minimum rental commitments, excluding sublease income, under operating leases as of June 30, 1998, with existing or renewable terms greater than one year are as follows (the Company has approximately $328,000 of minimum rental commitments due in 1999 to related parties):

1999....................................................................................................           $ 2,419,763
2000....................................................................................................             2,273,864
2001....................................................................................................             2,009,187
2002....................................................................................................             1,291,891
2003....................................................................................................               821,635
2004 and thereafter.....................................................................................             1,555,393
                                                                                                                   -----------

                                                                                                                   $10,371,733
                                                                                                                   ===========

       CASH AND CASH EQUIVALENTS

       The Company maintains its cash balances in four financial institutions in Maryland and one in New York. At times the cash balances may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

       EMPLOYMENT AGREEMENTS

       The Company has entered into employment agreements with certain of its management employees, which include, among other terms, noncompetition provisions and salary and benefits continuation.

       COMMITMENTS TO AFFILIATED CMGS

       Under the terms of certain of its PSO Agreements, the Company is committed to guarantee certain affiliated physician salaries based on a defined formula.

       LOAN GUARANTEE

       In connection with the purchase of certain assets of a physician's practice, the Company has agreed to guarantee a loan, that has an outstanding balance of approximately $770,000 as of June 30, 1998. The underlying loan matures during August 2001. Management does not believe it is probable that the Company will have to fund the guarantee.

NOTE 11--REDEEMABLE CONVERTIBLE PREFERRED STOCK

       The Company is authorized to issue 6.50% cumulative Series A shares, 9.75% cumulative Series B shares, 8.00% cumulative Series C shares and 8.00% cumulative Series D shares of redeemable convertible preferred stock at June 30, 1998.

         SERIES C PREFERRED STOCK

         On September 4, 1996, the Company issued 428,571 shares of Series C Redeemable Convertible Preferred Stock to Genesis Health Ventures, Inc. ("Genesis" or the "Series C Preferred Stockholder") in exchange for $7,500,000 in cash. On January 2, 1997 the Company issued 142,857 additional shares of Series C Preferred Stock in exchange for $2,500,000, for a total Series C Preferred Stock investment of $10,000,000.

         SERIES D PREFERRED STOCK ISSUE AND AMENDED ARTICLES OF INCORPORATION

         The Company amended and restated its charter on July 15, 1997. The amended and restated documents authorize the Company to issue 68,438,068 shares of capital stock as follows:

                                                                   Shares                Par
                                                                 Authorized             Value
                                                                 ----------             -----
         Redeemable Convertible Preferred Series A                1,000,000            $ 5.00
         Redeemable Convertible Preferred Series B                  438,068             11.25
         Redeemable Convertible Preferred Series C                1,500,000             17.50

         Redeemable Convertible Preferred Series D                5,750,000             10.00
         Class A Common                                          20,700,000              0.01
         Class B Common                                          10,000,000              0.01
         Class C Common                                          29,050,000              0.01
                                                                 ----------
                                                                 68,438,068
                                                                 ==========

         On July 7, 1997, the Company entered into a Preferred Stock Purchase Agreement, which was amended on July 15, 1997 (the "Series D Purchase Agreement"), with The Beacon Group III -- Focus Value Fund, L.P. ("Beacon") pursuant to which the Company agreed to sell to Beacon 3,000,000 shares of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") for an aggregate purchase price of $30,000,000. The parties completed an initial purchase of 2,000,000 shares for $20,000,000 on July 15, 1997. The $18,711,000 in net proceeds from that transaction were used to fund the expansion of the Company and operating losses. Pursuant to the Series D Purchase, the purchase of the additional shares of Series D Preferred Stock by Beacon in exchange for an aggregate purchase price of $10,000,000 was to be consummated on or prior to June 30, 1998 and was subject to various conditions including, without limitation, the absence of any material adverse change in the Company's financial condition. Because there had been a material adverse change in the Company's financial condition prior to June 30, 1998, Beacon declined at that time to purchase additional shares of Series D Preferred Stock pursuant to the Series D Purchase Agreement. The Company is negotiating additional financing with Beacon. (See "Subsequent Events - Additional Financing Requirements".)

         In connection with the issuance of its Series D Preferred Stock to the Series D Preferred Stockholder pursuant to the Series D Purchase Agreement, the Company amended its Amended and Restated Articles of Incorporation (the "Restated Articles") to, among other things, (a) authorize 5,750,000 shares of a new class of stock designated as Series D Preferred Stock, (b) amend or revise certain of the terms and conditions of its currently authorized and issued Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, (c) increase the size of its Board of Directors from nineteen to twenty members, (d) elect two of the Series D Preferred Stockholder's designees to the Company's Board of Directors and Executive Committee, (e) modify the composition and authority of the Company's Executive Committee, and (f) change the name of the Company from "Doctors Health System, Inc." to "Doctors Health, Inc."

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

       PREFERRED STOCK CONVERSION AND REDEMPTION RIGHTS

         Series A and B Redeemable Convertible Preferred Stock ("Series A and Series B Preferred Stock") are convertible to Class C Common on a one for two shares basis at the holder's option, at any time before February 25, 2000. Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock") is convertible to Class C Common on a one for two shares basis at the holder's option, at any time. In addition, the conversion of the Preferred Stock to Class C Common Stock is subject to certain anti-dilution and other adjustments upon the occurrence of certain events, including a public offering of the Company's stock. Only the fully-paid shares are subject to conversion. The initial conversion ratio of the Series D Preferred Stock was one share of preferred stock for one share of Class C Common Stock, which was adjusted to one share of preferred stock for two shares of Class C Common Stock as a result of the Company's two-for-one stock split in fiscal 1998. The Certificate of Incorporation of the Company provides that the conversion price for converting shares of Series D Preferred Stock to Class C Common Stock is subject to downward adjustment because the average Medical Loss Ratio for the Company's Medicare enrollees was greater than 72.5%, for the year ended June 30, 1998 and the Company had less than 28,000 Medicare enrollees at June 30, 1998.

         As a consequence of that adjustment, each share of Series D Preferred Stock is convertible into 3.64 shares of Class C Common Stock. Based upon Beacon's initial investment (and including stock dividends of 158,867 shares of Series D Preferred

Stock issued through June 30, 1998), the Series D Preferred Stockholder would own, upon conversion, 7,858,276 shares of Class C Common Stock, representing approximately 40% of the outstanding capital stock of the Company. (See "Security Ownership of Certain Beneficial Owners and Management").

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

       In addition, upon the occurrence of certain events, the Series A, Series B and Series C Preferred Stockholders have the right to require the Company, and the Company has the right, to redeem all of the respective preferred shares then held. In the event of any non-compliance (as defined), the Preferred Stock is mandatorily redeemable. If the Company decides to take certain actions without the approval of the Series A, Series B, and Series C Preferred Stockholders then the Preferred Stockholders have the right to require the Company to redeem all of their outstanding shares. In the foregoing instances, the redemption price is the greater of fair value or the issuance price plus unpaid dividends and interest thereon. If the Company elects to enforce certain non-competition covenants with the Series B Preferred Stockholder, then the holder may require the Company to redeem the shares held for the greater of $4,800,000 or par value plus unpaid dividends and interest thereon. If the Company issues Series A Junior Stock or Series B Junior Stock to holders deemed to have interests adverse to the respective Preferred Stockholder, then the holder may require the Company to redeem their shares at the greater of: (i) the purchase price of the adverse junior stock on a fully diluted basis, (ii) fair value, or (iii) one and one-half (1 1/2) times the liquidation preference.

       SERIES A PREFERRED STOCK SUBSCRIPTION RECEIVABLE

       As partial consideration for the issuance of Series A Preferred Stock, the Company received a note in the original amount of $3,000,000 ($1,500,000 outstanding at June 30, 1997 and 1998). The note bears interest at 6.5% per annum, compounded quarterly, and interest is payable only to the extent that the Company pays dividends on the Series A Preferred Stock. The parties have the right to offset like amounts of dividends and interest.

       Scheduled note payments were subject to deferral at the option of the Company until February 14, 1998, but interest continues to accrue on any unpaid balance. As of June 30, 1998, the Company elected to defer payments of $1,500,000. Upon redemption or conversion of Series A Preferred Stock, any unpaid principal on the note is to be canceled in an amount equal to five dollars times the number of shares converted or redeemed. The Company has the option to require payment of any outstanding principal and interest on February 14, 1998, or the Company may elect to redeem the outstanding Series A Preferred Stock and cancel the remaining principal and interest.

       PREFERRED STOCK DIVIDENDS

       Series A Preferred Stock accrues dividends quarterly at the rate of thirty-two and one half cents ($0.325) per share per annum beginning on February 24, 1995. Unpaid dividends accrue interest at the rate of 6.5% per annum, compounded quarterly, and may be offset by the Company against any unpaid interest that is owed by the holders of the Series A Redeemable Convertible Preferred Stock under the related note receivable.

       Series B Preferred Stock accrues dividends quarterly at the rate of one dollar and nine and seven tenths cents ($1.097) per share per annum beginning December 1, 1995. Unpaid dividends accrue interest at the rate of 9.75% per annum, compounded quarterly.

       Series C Preferred Stock accrues dividends quarterly at the rate of one dollar and forty cents ($1.40) per share per annum beginning September 4, 1996 with respect to 428,751 shares and beginning January 2, 1997 with respect to 142,857 shares. Unpaid dividends accrue interest at the rate of 8% per annum, compounded quarterly.

       Series D Preferred Stock pays dividends quarterly in arrears in shares of Series D Preferred Stock at the rate of eighty cents ($.80) per share per annum beginning July 1, 1997.

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

       Cumulative Series A, B, C, and D Preferred Stock accrued dividends at June 30, 1996, 1997 and 1998 are as follows:

                                                                                   1996              1997                1998
                                                                                   ----              ----                ----
Series A................................................................        $ 438,305        $   763,305         $ 1,088,305
Series B................................................................          227,526            617,570             377,833
Series C................................................................               --            590,976           1,390,973
Series D................................................................               --                 --             422,240
                                                                                 --------        -----------         -----------

                                                                                $ 665,831        $ 1,971,851         $ 3,279,351
                                                                                =========        ===========         ===========

       Accrued dividends are reflected as an accretion in the value of the preferred stock with a corresponding reduction in stockholders' equity to reflect redemption value.

       PREFERRED STOCK LIQUIDATION PREFERENCES

       Upon liquidation or dissolution of the Company, the Series A, Series B, Series C, and Series D Preferred Stockholders are entitled to receive a liquidating distribution in an amount equal to the greater of: (i) the fair value (as defined) per share of the respective series of preferred stock or (ii) the original purchase price per share of the respective stock. The distribution will be weighted taking into account all unpaid cumulative dividends and accrued interest thereon; however, the total distributable amount due to each preferred stockholder is limited to the amount of cash paid to the Company for the purchase of the respective shares. No distribution will be paid to the Series A, B or C Preferred Stockholders until all amounts due to the Series D Preferred Stockholder have been fully paid. Also, no distribution will be paid to the Series A or B Preferred Stockholders until all amounts due to the Series C Preferred Stockholder have been fully paid.

       CHANGE IN CONTROL OF THE BOARD OF DIRECTORS

         The Certificate of Incorporation provides that the Board of Directors of the Company is subject to a change in control if the Company (i) fails to record positive net income for two consecutive fiscal quarters or three out of five consecutive fiscal quarters and (ii) has a Medicare Medical Loss Ratio of 90% or more. The Company did not earn positive net income for the quarters ended December 31, 1997 and March 31, 1998 and the Medicare Medical Loss Ratio was greater than 90% for those periods.

         As a result, on May 14, 1998, the Secretary of the Corporation issued a written notice to each director of the Company advising them that the Company failed to meet certain net income and Medicare Medical Loss Ratio benchmarks for the fiscal quarters ended December 31, 1997 and March 31, 1998. The notice advised the directors that effective May 14, 1998 each Series D Preferred Director had ten votes with respect to all matters requiring Board of Directors or Executive Committee approval or action. As a result, the Series D Preferred Stockholder is able to control a majority of the votes cast at any meeting of the Board of Directors and Executive Committee and will have the ability to control the business, policies and affairs of the Company.

         The Series D Preferred Directors have not exercised these voting rights to date, and although the Series D Preferred Directors have not waived these rights and may exercise them in the future. On April 29, 1998, representatives of the Series D Preferred Stockholder advised the Board of Directors that the Series D Preferred Directors do not currently intend to exercise these voting rights.

NOTE 12--STOCKHOLDERS' EQUITY

       In July 1997, the Company, the Series D Preferred Stockholder, and each of Medical Holdings Limited Partnership (MHLP - a Maryland limited partnership formed to hold the Class B Common Stock), Scott Rifkin, M.D., Stewart B. Gold, Alan Kimmel, M.D., Noah Investment, LLC, St. Joseph Medical Center, Inc., Genesis Health Ventures, Inc. and University Care, LLC ("Shareholders") entered in to a Shareholders' and Voting Agreement (the "Agreement"), which governs certain aspects of the Company's governance, management plans and operations and replaces in its entirety the previously executed Amended and Restated Shareholders Agreement dated as of January 31, 1997. The Agreement terminates upon occurrence of certain specified events, including a public offering of the Company's Common Stock. Under the terms of the Agreement, the Company may be required to purchase shares of the

Company's capital stock in certain circumstances, such as: (i) Class A Common Stock owned by certain management stockholders, in the event of their death or disability if other management stockholders do not exercise their rights to acquire the shares offered, in which case the Company is required to purchase all of the offered shares at fair value (as agreed to by the parties or as determined by an independent appraisal); and (ii) Class A Common Stock purchased by certain stockholders after December 1, 1995, if their employment is terminated, in which case the Company is required to purchase these shares at fair value (as agreed to by the parties or as determined by an independent appraisal). In this case if termination is without cause, the purchase price is based on fair value (as agreed to by the parties or as determined by an independent appraisal). If termination is with cause, then the purchase price is the lesser of $1.00 per share or the original issuance cost of the shares. At June 30, 1997 and 1998, 1,600,000 shares of Class A Common Stock were subject to such repurchase requirement. Based on the Company's current financial condition, the repurchase obligation for 1,600,000 shares in the event of death or disability to all three Class A Common Stockholders is not reasonably estimable at June 30, 1998. If the Company is required to purchase shares of the management stockholders under the foregoing circumstances, then all accrued dividends due to Series A, B, C and D Preferred Stockholders must first be paid;
(iii) Class A Common Stock owned by other management stockholders if their employment is terminated and the remaining management stockholders do not exercise their rights to acquire the shares offered; (iv) All classes of capital stock--upon the occurrence of an involuntary transfer involving any of its outstanding capital stock, the Company has the right of first refusal to purchase the offered shares at fair value (as agreed to by the parties or as determined by an independent appraisal).

       As noted above, under the terms of the Shareholders' Agreement with three founding stockholders (who are also officers and/or directors of the Company), the Company may be required to purchase shares of the Company's Class A Common Stock in certain circumstances including death or disability. As of June 30, 1996, the Company had obtained insurance to cover the purchase of the capital stock in the event of death. On December 20, 1996, the Company obtained insurance to cover the purchase of the capital stock in the event of a disability. By agreement dated February 1, 1997, one of the founding shareholders agreed to waive the repurchase requirement with respect to any disability not covered by insurance. As of February 17, 1997, the disability portion of the insurance lapsed with respect to the founding shareholder who had waived the repurchase requirement. Under each of the above policies, the Company has obtained insurance that is in excess of the estimated fair value of its Class A Common Stock. As a result of the coverage provided by the life and disability policies described above and the waiver of certain stock repurchase rights described above, as of June 30, 1998, there are no circumstances in which a redemption event would result in a decrease in the Company's stockholders' equity. Accordingly, the Company has presented the Class A Common Stock as stockholders' equity as of June 30, 1998. The Company intends to maintain insurance at levels sufficient to finance its redemption obligations. The terms of the stock purchase agreement terminate in the event of an initial public offering or a change in control of the Company as defined in the Stockholders' Agreement.

       During the year ended June 30, 1997, the Company issued 20,000 shares of Class A common stock to Noah Investments in connection with the acquisition of a long-term care management company, which had no operations during the years ended June 30, 1997 and 1998.

       With the exception of the election of directors, all classes of Common Stock have the same preferences, rights and voting powers. Class A Common stockholders elect six directors and Class B Common stockholders elect eight directors. A portion of the Class A Common Stock is reserved for issuance upon exercise of warrants, and a portion of the Class C Common Stock is reserved for issuance to the holders of Series A, B, C and D Preferred Stock upon conversion of those shares of stock.

NOTE 13--STOCK OPTIONS

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

       During the year ended June 30, 1996, the Company granted incentive stock options, to purchase Class A Common Stock, to twelve employees for a total of 436,760 shares at the exercise price of $0.005 per share, the estimated fair value of the shares at the date of grant based on the financial position and liquidity of the Company and the limited marketability of the shares. The options become exercisable on various dates ranging from April 1, 1996 through April 1, 2000. Upon exercise, 137,664 shares will be fully vested and nonforfeitable; the remainder vest ratably over four years. Options may expire or become exercisable, and shares issued may be fully vested, at earlier dates upon occurrence of certain specified events, including a change in control of the Company or the employee's death, disability, retirement, or termination without cause. Also, in May 1996, the Company granted incentive stock options to purchase Class A Common Stock for 140,000 shares with an exercise price of $5.50 per share to an employee.

       During the year ended June 30, 1997, the Company granted incentive stock options to purchase Class A Common Stock to employees for a total of 297,500 shares at the exercise price of $7.50 per share, which was deemed to be at or in excess of management's estimate of the fair value of the Company's common stock at the date of grant. The options become exercisable on various dates ranging from October 1, 1997 through November 7, 2001. Certain of the options vest on the fifth anniversary date and the remainder vest ratably over a five-year period from the date of issuance.

       During the year ended June 30, 1998, the Company granted incentive stock options to purchase Class A Common Stock to employees for a total of 1,252,500 shares at the exercise price of $3.50-$15.00 per share, which was deemed to be at or in excess of management's estimate of the fair value of the Company's Common Stock at the date of grant. The options become exercisable on various dates ranging from July 15, 1998 through October 6, 2006. The options vest over a five-year period from the date of issuance.

       During the year ended June 30, 1996, the Company granted non-qualified stock options to purchase Class A Common Stock to three employees for a total of 25,000 shares at the exercise price of $0.005 per share. The options became exercisable on December 21, 1996. Upon exercise, 10,000 shares issued will be fully vested and nonforfeitable; the remainder vest ratably over four years. Options may expire or become exercisable, and shares issued may be fully vested, at earlier dates upon occurrence of certain specified events, including a change in control of the Company or the employee's death, disability, retirement, or termination without cause. The Company is recognizing compensation expense as the shares vest based upon the option price and the fair value of the Company's Common Stock at the date of grant. The estimated fair value of the common stock at the time of grant in December 1995, $1.50 per share, was based in part on a discounted value of the per share price of the Company's Series B Redeemable Convertible Preferred Stock.

       During the year ended June 30, 1997, the Company granted non-qualified stock options to purchase Class A Common Stock to an employee for a total of 249,500 shares at the exercise price of $.005 per share. The options become exercisable on various dates ranging from October 1, 1997 through November 7, 2001. The options vest on the fifth anniversary of the issuance date or over a five-year period from the date of issuance. The Company is recognizing compensation expense as the options vest based upon the option price and the fair value of the Company's Common Stock at the date of grant. The estimated fair value of the common stock at the time of the grants was $1.50 and $3.50 per share. The fair value was based in part on a discounted value of the per share price of the Company's Series B and C Redeemable Convertible Preferred Stock. The Company also granted stock options to a non-employee for a total of 20,000 shares at the exercise price of $9.375 per share. The fair value of the options was deemed immaterial by management at the date of grant.

       During the year ended June 30, 1998, the Company granted non-qualified stock options to purchase Class A Common Stock to one employee for a total of 5,000 shares at the exercise price of $.005 per share. These options were forfeited before June 30, 1998. During 1996, 1997 and 1998, employees forfeited 40,000, 20,000 and 173,500, respectively, shares of Class A Common Stock options.

       During the year ended June 30, 1996, the Company granted a non-qualified stock option to purchase 10,000 shares of Class B Common Stock to a physician at an exercise price of $0.005 per share, the estimated fair value of the stock at the date of grant.

       During the year ended June 30, 1997, the Company granted non-qualified stock options to purchase Class B Common Stock to physicians in connection with acquisitions for a total of 44,000 shares at the exercise price of $7.50 per share. The options are fully vested. The options are exercisable on various dates ranging from June 12, 1997 through April 1, 2000. In addition, the Company granted non-qualified options to purchase Class B Common Stock to a physician in connection with his employment for a total of 66,000 shares at the exercise price of $.005 per share. The options vest fully on March 25, 2002. The Company is recognizing compensation expense as the shares vest based upon the option price and the estimated fair value of the Company's Common Stock at the date of grant which was $3.50 per share. Also, during the year ended June 30, 1997, the Company granted a non-qualified stock option to purchase 6,000 shares of Class B Common Stock to a physician at an exercise price of $.005 per share.

       During the year ended June 30, 1998, the Company granted non-qualified stock options to purchase Class B Common Stock to physicians in connection with acquisitions for a total of 27,000 shares at the exercise price of $.005 - $10.00 per share. The options are fully vested. The options are exercisable on various dates ranging from March 10, 1998 through April 1, 2002.

       During the year ended June 30, 1997, the Company recorded $1,040,633 as additional paid-in capital related to the issuance of common stock options at a price less than the fair value of the common stock at the date of grant. A corresponding amount was recorded as a reduction to stockholders equity. The deferred compensation will be amortized as expense over the five year vesting period of the options. During the years ended June 30, 1997 and 1998, the Company recognized $128,125 and $208,128 as deferred compensation expense in the consolidated statements of operations. The Company recognized no compensation expense related to the issuance of stock options during the year ended June 30, 1996.

       Stock option activity during the periods indicated is as follows:

                                                                                CLASS A          CLASS B      EXERCISE PRICE
                                                                                OPTIONS          OPTIONS        PER SHARE
                                                                                -------          -------        ---------
Balance at June 30, 1995....................................................           --              --              --
   Granted..................................................................      601,760          10,000     $.005-$5.50
   Exercised................................................................           --              --              --
   Forfeited................................................................      (40,100)             --            .005
                                                                                ---------         -------    ------------

Balance at June 30, 1996....................................................      561,660          10,000       .005-5.50
   Granted..................................................................      567,000         134,000      .005-9.375
   Exercised................................................................           --              --              --
   Forfeited................................................................      (20,000)             --       .005-7.50
                                                                                ---------         -------    ------------

Balance at June 30, 1997....................................................    1,108,660         144,000      .005-9.375
   Granted..................................................................    1,257,500          27,000      .005-15.00
   Exercised................................................................      (50,000)             --            .005
   Forfeited................................................................     (173,500)         (6,000)      .005-7.50
                                                                                ---------         -------    ------------

Balance at June 30, 1998....................................................    2,142,660         165,000    $.005-$15.00
                                                                                =========         =======    ============

       At June 30, 1998, the weighted-average remaining contractual life of outstanding options was 8.37 years. The per share weighted-average fair value of stock options granted during the years ended June 30, 1996, 1997 and 1998 was $0.13, $2.05 and $1.58.

       During 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." (APB No.
25). Entities electing to remain with the accounting in APB No. 25 must make pro forma footnote disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement had been applied.

       The Company has elected to account for its stock-based compensation plans in accordance with APB No. 25, under which $128,125 and $208,128 of compensation expense has been recognized during 1997 and 1998, respectively. The Company has computed for pro forma disclosure purposes the value of all compensatory options granted during 1996, 1997 and 1998, using the Black-Scholes option pricing model as prescribed by SFAS No. 123. The following assumptions were used for grants:

                                                                                       1996            1997             1998
                                                                                       ----            ----             ----
Risk-free interest rate (range)..................................................   5.48%-6.38%     5.91%-6.66%      5.34%-6.16%
Expected dividend yield..........................................................      0.0%             0.0%             0.0%
Expected lives...................................................................     5 years          5 years          5 years
Expected volatility..............................................................     50.0%            50.0%            50.0%

       Options were assumed to be exercised upon vesting for the purposes of this calculation. Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's net loss applicable to common stock and net loss per share information reflected on the accompanying consolidated statements of operations would have been increased to the following pro forma amounts:

                                                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                                          JUNE 30,      JUNE 30,      JUNE 30,
                                                                                            1996          1997          1998
                                                                                            ----          ----          ----
Loss Applicable to Common Stock:
  As reported in financial statements................................................  $(7,164,644)  $(16,182,133) $(44,009,642)
  Proforma...........................................................................  $(7,166,464)  $(16,219,681) $(44,456,686)

Net Loss per Share:
  As reported in financial statements................................................       $(1.17)        $(2.42)       $(6.35)
  Proforma...........................................................................       $(1.17)        $(2.42)       $(6.41)

       The Company's stock did not actively trade during 1996, 1997 and 1998.

       Under SFAS No. 123, pro forma net loss applicable to common stock reflects only options granted during the years ended June 30, 1996, 1997 and 1998. The Company granted no options prior to July 1, 1995.

NOTE 14--COMMON STOCK PURCHASE WARRANTS

       On December 1, 1995, in consideration for certain consulting services, the Company issued warrants for the purchase of 48,000 shares of the Company's common stock at $5.625 per share (a price greater than management's estimate of fair value at the date of grant). A fair value was not attributed to these warrants at the time of issue. These warrants expire December 1, 2005, and are exercisable if there is a change in control of the Company.

       On January 31, 1997, the Company issued warrants for the purchase of 500,000 shares of the Company's common stock at $5.00 per share to the Series C Preferred Stockholder in consideration for its efforts to assist in securing up to $30,000,000 in financing for the Company. Utilizing an estimated fair value of the Company's common stock of $3.50 per share, the Company valued the warrants at $552,000. This amount was recorded as an issuance cost related to the Series D Preferred Stock.

       On May 14, 1997, the Company issued warrants for the purchase of 120,000 shares of the Company's common stock at $7.50 per share to HBOC in lieu of interest on a $2,000,000 note payable. The estimated fair value of the warrants, approximately $120,000, was recorded as interest expense over the life of the previously outstanding HBOC note.

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SERIES A PREFERRED STOCK SUBSCRIPTION RECEIVABLE

       The Series A, B, C and D Preferred Stock are carried at net issue price plus accretion to redemption value and accrued dividends, and have features unique to these securities including, but not limited to, the right to appoint directors and the right to approve certain significant activities of the Company. There is no quoted market price for the Series A, B, C and D Preferred Stock. The estimated fair value of all Series of Redeemable Convertible Preferred Stock at June 30, 1997 and 1998, is approximately $16,271,000 and $31,691,000, respectively. The above estimated fair values assume that the Company is a going concern and that the Company is able to attain the various objectives outlined in Note 3.

       The carrying value of the Series A Preferred Stock subscription receivable is based on the issue price of the related Series A Preferred Stock. In December 1995, the Company issued Series B Preferred Stock with the same rights and privileges as the Series A Preferred Stock, other than the dividend rate and related interest rate, for consideration greater than the per share value received for the Series A Preferred Stock. Since both classes of Preferred Stock are convertible to Class C Common Stock, it is not practical to determine if the related stock subscription will be realized in cash, included in the conversion to Common Stock or offset against the issued Series A Preferred Stock, thereby reducing the number of shares outstanding. Furthermore, the Company has the right to defer or cancel payment of the stock subscription receivable.

       INTANGIBLE ASSETS

       Intangible assets are carried at historical cost less accumulated amortization. The Company evaluates on an ongoing basis the period of amortization of the intangibles and determines if the value of the underlying assets has been impaired. At June 30, 1997 the recorded intangibles were not considered to be impaired and therefore approximated fair value. At June 30, 1998, the Company determined that the value of these intangibles was impaired and reduced their carrying value to zero (see Note 4).

NOTE 16--INCOME TAXES

       The Company has accumulated net operating losses (NOL's) of approximately $31,363,000. Significant temporary differences between the determination of this loss for financial reporting and income tax purposes include depreciation, the loss on impairment of long-term assets, the allowance for uncollectible receivables, and certain accrued liabilities. These losses may be carried forward for 15 years and expire at various dates through 2012. Under federal tax law, certain changes in ownership of the Company, which may not be within the Company's control, may operate to limit future utilization of these carryforwards. As of June 30, 1997 and 1998, based on the available information and the Company's history of operating losses, management does not believe that it is more likely than not that the net deferred tax assets will be realized. As a result, the net deferred tax assets have been fully reserved at June 30, 1997 and 1998. Deferred tax assets (liabilities) at June 30, 1997 and 1998, consist of the following:

                                                                                             1997                     1998
                                                                                             ----                     ----
Tax benefit of NOL carryforward...................................................      $ 7,282,000               $ 12,545,000
Depreciation and amortization.....................................................         (700,000)                (1,040,000)
Loss on write-down of impaired long-lived assets..................................               --                  3,629,000
Allowance for uncollectable receivables...........................................          108,000                     77,000
Accrued medical services..........................................................        1,268,000                  7,769,000
Other accrued liabilities.........................................................          168,000                  1,145,000
                                                                                        -----------               ------------

                                                                                          8,126,000                 24,125,000
Less: valuation allowance.........................................................       (8,126,000)               (24,125,000)
                                                                                        -----------               ------------

   Net deferred tax asset.........................................................      $        --               $         --
                                                                                        ===========               ============

NOTE 17--EARNINGS PER SHARE

       Effective September 30, 1997, the Company's outstanding common stock was split-up 2 for 1, effected in the form of a dividend (the "Stock Split-up"). The net loss per share and number of common shares outstanding for all periods presented have been restated to reflect the Stock Split-up. As a result of certain adjustment provisions in the Company's Restated Articles and in applicable option and warrant agreements, the number of shares of common stock into which each then outstanding share of Preferred Stock, option or warrant is convertible, exercisable or exchangeable, as the case may be, was automatically increased by a ratio of two to one on the effective date of the Stock Split-up.

       The weighted average common shares outstanding presented for the years ended June 30, 1996, 1997 and 1998, taking into account the stock split-up were 6,126,410, 6,690,794 and 6,935,957, respectively. Stock options and warrants have been excluded in fiscal 1996, 1997 and 1998 since their exercise would be anti-dilutive. The net loss for purposes of the calculation of loss per share has been adjusted for the accretion of redeemable preferred stock dividends and issuance costs.

NOTE 18--SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                 YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                                                  JUNE 30,       JUNE 30,      JUNE 30,
                                                                                    1996           1997          1998
                                                                                    ----           ----          ----
Cash paid for interest..........................................................   $176,169       $345,759     $283,828
Cash paid for income taxes......................................................         --             --       48,141

SIGNIFICANT SUPPLEMENTARY NONCASH INVESTING AND FINANCING INFORMATION:

Liabilities assumed in connection with the purchase of medical practice assets    1,732,546      1,131,750      (50,000)
Accounts receivable and other assets assumed in connection with the purchase of
  medical practice assets.......................................................  1,391,092        919,638           --
Cancellation of note receivable.................................................         --        300,000           --
Assets acquired under capital leases............................................    600,290             --           --
Issuance of common stock purchase warrants for services.........................    370,000        672,500           --

Issuance of common stock options................................................         --      1,040,633           --
Common stock issued in connection with purchase of medical practice assets......  1,954,260      2,517,180      342,593
Renegotiation of capital lease..................................................         --        176,822           --

NOTE 19--RELATED PARTIES

       Amounts due under the terms of the PSO Agreements between the Company and the affiliated medical groups are reflected in the due to/from affiliates on the consolidated balance sheets. The amounts due from the affiliates represents working capital advances, amounts due for management fees from BMG LLC related to the management of the laboratory and management fees due under the PSO Agreement. The amounts due to the affiliates represent amounts due to the physicians related to the collection of accounts receivable.

       Because of the nature of the Company's arrangements with affiliated CMGs, substantially all transactions included in Net Revenues, Medical Services Expense and Care Center Costs in the accompanying financial statements are viewed as related party transactions.

       MHLP was formed on February 24, 1995 to hold the Class B Common Stock that was issued by the Company and intended to be used for the acquisition of PSO agreements by the Company. MHLP has no assets other than the Class B Common Stock of the Company and has no liabilities or operations.

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

       The Company has entered into acquisition transactions with certain of its directors who are physicians. These transactions were entered into on commercially reasonable terms, substantially similar to the terms of its acquisition transactions with other affiliated physicians, and the consideration paid in connection with such acquisitions was based on the fair market value of the medical practice assets or services acquired:

       (a) During the year ended June 30, 1996, the Company purchased certain assets of a director of the Company, and four physician partners of the physician. The physician and his four partners received a limited partnership interest in MHLP equivalent to 334,000 shares of Class B Common Stock, valued at $1.50 per share, and a promissory note with a face value of approximately $158,000 as consideration for the acquisition. As of June 30, 1998, the physician has outstanding advances from the Company of approximately $3,000.

       (b) During the year ended June 30, 1996, the Company purchased certain assets of a director of the Company. In addition, the physician received a limited partnership interest in MHLP equivalent to 66,000 shares of Class B Common Stock, valued at $1.50 per share, approximately $34,000 in cash and a promissory note with a face value of approximately $45,000 as consideration for the acquisition. As of June 30, 1998, the physician has outstanding advances from the Company of approximately $56,000.

       (c) During the year ended June 30, 1997, the Company purchased certain assets of a director of the Company. The physician received 32,000 shares of Class B Common Stock and 2,000 options to acquire Class B Common Stock, valued at $3.50 per share, cash in the amount of $5,000 and a promissory note with a face value of approximately $38,000 as consideration for the acquisition. As of June 30, 1998, the physician has outstanding advances from the Company of approximately $89,000.

       (d) During the year ended June 30, 1997, the Company purchased certain assets of a director of the Company. In connection with the acquisition, the physician's limited liability partnership, which he owns with five other physicians, received a limited partnership interest in MHLP equivalent to 126,860 shares of Class B Common Stock, an option to acquire a limited partnership interest equivalent to 40,000 shares of Class B Common Stock, exercisable at $7.50 per share, and cash for the practice's collectable accounts receivable, which will not exceed $625,000. As of June 30, 1997 and 1998, the Company has recorded approximately $200,000 and $130,000, respectively, as a non-current receivable from the physician in connection with the purchase transaction. This amount is payable at the rate of $5,000 per month beginning in July 1998. During the year ended June 30, 1996, the Company advanced $300,000 to the physician and the practice for the purchase of the practice's accounts receivable and received a promissory note from the physician evidencing such advance. The promissory note was canceled at the closing of the acquisition. See
Note 9 regarding the loan guarantee related to this practice acquisition. The Company has delegated to the physician's practice, and the practice will perform, certain practice management business functions, which the Company ordinarily performs for its physicians at its headquarters. The Company reimburses the physician's practice up to $50,000/month for the expenses it incurs in performing the business management services. The amount reimbursed for the year ended June 30, 1996, 1997 and 1998 was $100,000, $486,000 and $508,000,
respectively.

       As of June 30, 1998, the Company has also advanced to a physician director a total of approximately $59,000.

       During the year ended June 30, 1997, the Company acquired a long-term care management company from an entity which is partially owned by the brother of a director of the Company in exchange for 20,000 shares of Class A common stock valued at $3.50 per share.

         During the year ended June 30, 1998, the Company began contracting with hospitals ("Hub Hospitals") to participate in the Company's Network pursuant to which the Company agreed to make the Hub Hospitals the referral hospital of choice for specified categories of managed care patients and specific categories of inpatient services. As of June 30, 1998, the Company had five Hub Hospitals, including the Series A and B Preferred Stockholders. During the year ended June 30, 1998, the Company incurred medical services expense of approximately $1,985,000 and $1,500,000 related to services covered by the Hub Hospital agreements with the Series A and B Preferred Stockholders, respectively. In addition, the Company also incurred certain other medical services expenses that were paid to the Series A and B Preferred Stockholders in the ordinary course of business.

NOTE 20--NET REVENUE

       Revenue for all CMGs is recorded at established rates reduced by allowances for doubtful accounts and contractual adjustments and amounts retained by physician groups.

       The following represent amounts included in the determination of net revenue:

                                                                                  YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                                   JUNE 30,           JUNE 30,           JUNE 30,
                                                                                     1996               1997               1998
                                                                                     ----               ----               ----
Gross physician revenue........................................................   $13,613,426       $ 31,354,983      $ 39,236,599
  Less: Provision for contractual and other adjustments........................    (5,206,105)       (12,170,819)      (17,513,561)
Gatekeeper capitated income....................................................     1,345,207          3,384,331         5,114,094
                                                                                  -----------       ------------      ------------

Net physician revenue..........................................................     9,752,528         22,568,495        26,837,132
Amounts retained by affiliated core medical groups:
  Physicians...................................................................     4,016,712          9,941,388        11,106,818
  Ancillary employees and expenses.............................................       307,255            589,919         1,026,128
                                                                                  -----------       ------------      ------------

Net revenue....................................................................   $ 5,428,561       $ 12,037,188      $ 14,704,186
                                                                                  ===========       ============      ============

       The Company derives its net revenue from five affiliated CMGs with which it has PSO Agreements. For the years ended June 30, 1996, 1997 and 1998, one of these CMGs comprised approximately 93%, 50%, and 40% respectively, of the Company's net revenue.

NOTE 21--ACQUISITIONS OF CERTAIN ASSETS OF PHYSICIAN GROUPS

       During the years ended June 30, 1997 and 1998, the Company acquired certain operating assets and assumed certain operating liabilities of physician groups located in Maryland and Virginia. The purchase price has been allocated to the assets acquired based on the estimated fair values at the dates of acquisition and the consideration related to long-term management service agreements.

       The estimated fair value of assets acquired, liabilities assumed and consideration paid are summarized as follows:

                                                                                             YEAR ENDED         YEAR ENDED
                                                                                              JUNE 30,           JUNE 30,
                            ASSETS ACQUIRED, NET:                                               1997               1998
                            ---------------------                                               ----               ----
Accounts receivable, net..............................................................      $   919,638         $       --
Property and equipment, net...........................................................          167,442             15,428
Management service agreements.........................................................        4,398,005          1,873,816
Other assets..........................................................................               --              3,720
                                                                                            -----------         ----------

                                                                                            $5,485,085          $1,892,964
                                                                                            ==========          ==========

                                  CONSIDERATION:
                                  --------------
Cash..................................................................................      $1,836,155       $1,550,371
Notes payable and liabilities assumed.................................................       1,131,750               --
Fair value of common stock interests issued...........................................       2,517,180          342,593
                                                                                            ----------       ----------
                                                                                            $5,485,085       $1,892,964
                                                                                            ==========       ==========

       On February 24, 1995 the Company issued 4,400,000 shares of Class B Common Stock to MHLP. These shares were in consideration of current and future affiliations of physicians to the CMGs and an expansion of the physician base encompassed by the PSO Agreements. The affiliation of physicians and the purchase of their accounts receivable and fixed assets have occurred when the practice assets are sold to MHLP in exchange for a limited partnership interest and the assets are then conveyed to the Company. Simultaneously, the physicians have entered into an employment agreement with one of the affiliated CMGs. The percentage of limited partnership interests in MHLP that are issued are adjusted to reflect the estimated fair value of the Company's stock at the time the transaction occurs.

       Generally the contracts with individual physicians provide for a nine to twelve month period during which the parties may cancel the contract. If this option is exercised, the Company and the physician would be restored to their respective positions before the acquisition. Expenses and fees incurred for professional services in connection with acquisitions are considered part of the acquisition cost and are capitalized in the financial statements as intangibles. During 1997 and 1998, the Company capitalized costs of approximately $148,000 and $73,000 respectively, as part of the acquisitions. In the event that a physician exercises his option to leave or retire, the Company charges any unamortized intangibles associated with the acquisition to operations in the period when notice of withdrawal is received.

NOTE 22--SUBSEQUENT EVENTS

         BEACON BRIDGE LOAN

         On August 19, 1998, Beacon provided the Company a bridge loan in the amount of $1,000,000 (the "Bridge Loan"). The Bridge Loan accrues interest at the rate of 15%, is payable upon demand and matures on November 15, 1998. The proceeds of the Bridge Loan were used to pay general and corporate expenses.

         ADDITIONAL BEACON/GENESIS FINANCING

         Management is negotiating additional financing with Beacon and Genesis to fund operations and other commitments. There can be no assurance that the Company will be able to conclude these negotiations successfully. See discussion in Note 3 regarding the Company's status as a going concern.

         CORPORATE RESTRUCTURING PLAN

         As a result of the Company's inability to meet its medical expense and revenue targets, and NYLCare/Aetna's termination of its Medicare global capitation contract, which the Company believes is a breach thereof, the Company has been required to develop a corporate restructuring and expense reduction plan. To address the Company's reduced revenue base and working capital deficiency, the Company plans to downsize and restructure the Company's headquarters staff by reducing it from approximately 160 employees to approximately 40 employees. In addition, the Company intends to take additional measures to reduce expenses, including renegotiation of leases, renegotiation of professional and other services contracts and revisions to its other operating expenses including telecommunication expenses, supplies and employee benefits. The costs of such restructuring will be recorded in fiscal year 1999.

         CASH POSITION

         On September 14, 1998, the Company repaid the $4,000,000 outstanding on the Chase Credit Facility. As of September 25, 1998, the Company had cash and cash equivalent of approximately $6,200,000. Of this amount, approximately $5,850,000 was either pledged as collateral or restricted for various corporate commitments, resulting in $350,000 (unaudited) of cash available for the general operations of the Company.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company as of September 25 are as follows (Messrs. John Dwyer, Kyle Miller and Drs. Scott Rifkin, J. David Nagel and Norman Marcus are not listed because they have tendered their resignation from the Company):


NAME                                     AGE     POSITION WITH THE COMPANY
----                                     ---     -------------------------
Stewart B. Gold.........................  56     President and Chief Executive Officer and Director
Alan L. Kimmel, M.D.....................  44     Executive Vice President and Chief Medical Officer and Director
Elizabeth A. Beale......................  44     Senior Vice President of Operations
James A. Gast...........................  36     Senior Vice President of Administration, Director of Legal Services and Secretary
Elizabeth A. Hennessey..................  47     Vice President of Information Technology
Thomas F. Mapp..........................  41     Vice President, Corporate Counsel and Assistant Secretary
John Mulholland, M.D....................  66     Vice President and Associate Medical Director
Robert A. Barish, M.D...................  45     Director
Richard L. Diamond, M.D.................  49     Director
Mark H. Eig, M.D........................  48     Director
John Ellis..............................  46     Director
Robert G. Graw, Jr., M.D................  57     Director
Albert Herrera, M.D.....................  39     Director
Richard R. Howard.......................  49     Director
William D. Lamm, M.D....................  46     Director
Thomas G. Mendell.......................  52     Director
D. Alexander Rocha, M.D.................  42     Director
Eric R. Wilkinson.......................  42     Director

The Directors hold office until the next annual meeting of stockholders.

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

Alan L. Kimmel, M.D. serves as the Executive Vice President and Chief Medical Officer, and has been a Director of the Company designated by the Class A stockholders since 1995. Dr. Kimmel is a co-founder of Baltimore Medical Group and the Company, is the Chairman of Baltimore Medical Group and has had an active clinical practice of Internal Medicine in Baltimore since 1982. Dr. Kimmel's professional memberships include American College of Physicians, American Society of Internal Medicine, Baltimore City Medical Society and the Southern Medical Association.

Elizabeth A. Beale serves as the Company's Senior Vice President of Operations and has also served as Vice President of Marketing and Physician Recruiting since January 1996. Prior to joining the Company in 1995, from 1991 to 1995 Ms. Beale was employed as the Vice President/Management Director of HRS Maine, Inc., a joint venture company owned by Blue Cross of Western Pennsylvania and Blue Cross/Blue Shield of Maine. HRS Maine provides health care and workers' compensation cost management services for 200,000 employees.

James A. Gast serves as Senior Vice President of Administration and Director of Legal Services. Prior to joining the Company in February 1996, Mr. Gast served as Corporate Counsel at The Bank of Baltimore from September 1991 until the bank was acquired by First Fidelity Bancorporation. From 1988 to 1991, Mr. Gast served as Corporate Counsel at Hale Intermodal Transport Co., an international shipping company.

Elizabeth A. Hennessey is the Company's Vice President of Information Technology, a position she has held since August 1996. Ms. Hennessey joined the Company in July 1995 as Director, Information Systems. Prior to joining the Company, Ms. Hennessey served as Director, Information Systems for University of Maryland's faculty practice, University Physicians, Inc. since 1989.

Thomas F. Mapp serves as Vice President, Corporate Counsel and Assistant Secretary of the Company. Prior to joining the Company in 1995, he was in the private practice of law. From 1986 to 1994, Mr. Mapp practiced with the law firm of Venable, Baetjer and Howard, LLP.

John Mulholland, M.D. serves Vice President, Corporate Compliance Officer and Associate Medical Director of the Company. Dr. Mulholland has served as Associate Medical Director of the Company since July 1995. Prior to joining Doctors Health, Dr. Mulholland served as President of the Union Memorial Hospital Foundation in Baltimore from 1992 to 1994, and as Associate Medical Director of Blue Cross--Blue Shield of Maryland from 1994 to 1995. From 1972 to 1992, Dr. Mulholland was Chief of Medicine at Union Memorial Hospital.

Robert A. Barish, M.D. has served as a Director of the Company since July 1997 and was elected by the Company's Series B Preferred Stockholders. Dr. Barish is currently the Chief Executive Officer of UniversityCare, LLC, the Company's Series B Preferred stockholder. Dr. Barish previously served as the Director of Emergency Medical Services at the University of Maryland Medical Center and as a Professor of Surgery and Medicine at the University of Maryland School of Medicine.

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

John Ellis has been a Director of the Company designated by the Series A Preferred stockholder of the Company since February 1995. Mr. Ellis currently serves as the Chief Financial Officer of St. Joseph Medical Center, Inc.

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

Thomas G. Mendell has been a Director of the Company designated by the Series D Preferred Stockholders since July 1997. Since April 1994, Mr. Mendell has been a Partner of The Beacon Group, LLC, and he currently serves as director of Catalina Marketing Corporation (NYSE) and several private companies. From November 1986 to December 1993, Mr. Mendell was a Partner of Goldman Sachs & Co.

D. Alexander Rocha, M.D. has served as a Director of the Company since May 1996 and is currently the President of North Carroll Family Physicians, where he has served since November 1989. Dr. Rocha has been Chairman of Carroll Medical Group, LLC since December 1995.

Eric R. Wilkinson has been a Director of the Company designated by the Series D Preferred Stockholders since July 1997. In addition, since December 1995, Mr. Wilkinson has been a Partner of The Beacon Group, LLC From March 1994 to December 1995, Mr. Wilkinson served as a Principal of The Beacon Group, LLC. From March 1989 to March 1994, Mr. Wilkinson served as a Partner and a director of Apax Partners, a $300 million private equity fund.

All of the Company's directors serve until the next annual meeting of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Finance and Audit Committee has responsibility for reviewing and supervising the financial controls of the Company. The Finance and Audit Committee makes recommendations to the Board of Directors of the Company with respect to the Company's financial statements and the appointment of independent auditors, review significant audit and accounting policies and practices, meets with the Company's independent public accountants concerning the scope of audits and reports and reviews the performance of overall accounting and financial controls of the Company. The Finance and Audit Committee consists of Stewart B. Gold, Robert Graw, and Eric Wilkinson. During fiscal year 1998, there was one meeting of the Finance and Audit Committee.

         The Employee Compensation Committee has the responsibility for reviewing the performance of the executive officers of the Company and recommending to the Board of Directors of the Company annual salary and bonus amounts for all officers of the Company. The Employee Compensation Committee also administers the Company's Omnibus Stock Plan. The Employee Compensation Committee consists of Stewart B. Gold, Alan Kimmel, Mark Eig, and Eric Wilkinson. During fiscal year 1998, there was one meeting of the Employee Compensation Committee and one written consent of the Committee in lieu of meeting.

         To the extent permitted by law, the authority of the Board to act on all matters is vested in and exercised by the Executive Committee. The Executive Committee consists of Stewart B. Gold, Alan Kimmel, Richard Howard, Thomas Mendell and Eric R. Wilkinson. During fiscal year 1998, there were nine meetings of the Executive Committee and six written consents of the Executive Committee in lieu of meeting.

Item 11. Executive Compensation

COMPENSATION SUMMARY.

         The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers during the fiscal year ended June 30, 1998 who were employed with the Company at June 30, 1998 and two persons (Dr. Scott Rifkin and Theresa A. Spoleti) who were executive officers during fiscal 1998, but who were not executive offers at the end of fiscal 1998 (the "Named Executive Officers).

                                                               Summary Compensation Table (1)(2)

                                                                                           Securities
                                                                                           Underlying               All Other
Name                                    Year                     Salary($)(3)               Option#               Compensation(4)
----                                    ----                     ------------              ----------             ---------------
Stewart B. Gold,
Chief Executive Officer                 1996                       253,848                        0                     9,442
                                        1997                       300,777(3)                     0                    12,407
                                        1998                       291,846                  800,000                    13,679

John R. Dwyer,
Executive Vice President(6)             1996                        32,250                  140,000                       772
                                        1997                       195,750                   60,000                   12,4007
                                        1998                       195,750                        0                    13,679

Alan Kimmel, Executive Vice President
and Chief Medical Officer               1996                        75,962                        0                     5,399
                                        1997                       160,385(3)                60,000                     6,887
                                        1998                       178,289                  240,000                    10,392

Elizabeth Beale,
Senior Vice President of Operations     1996                       107,116                   15,000                     8,742
                                        1997                       113,942                   20,000                    10,763
                                        1998                       141,885(5)                20,000                    13,771

Kyle R. Miller,
Vice President of Finance(6)            1997                       109,168                   40,000                     8,912
                                        1998                       132,981                        0                    12,010

Theresa A. Spoleti, Vice President(6)   1996                       110,000                   40,000                     8,579
                                        1997                       142,616(5)                40,000                    12,072
                                        1998                       135,846(5)                     0                    12,173

Scott Rifkin, M.D.,
Director(6)                             1996                       126,923                  200,000                     9,211
                                        1997                       225,577(3)                60,000                    12,407
                                        1998                       165,289                  140,000                    13,210

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

(5) Excludes bonuses of $57,500 and $7,500 received by Ms. Spoleti in fiscal 1996 and 1997, respectively. Excludes a bonus of $11,800 received by Ms. Beale in fiscal 1998.

(6) On June 4, 1998, Ms. Spoleti terminated her employment as a Vice President of the Company. On September 2, 1998, Dr. Rifkin resigned as Chairman of the Board of Directors and on May 14, 1998 resigned as Executive Vice President of the Company. On August 31, 1998, Mr. Dwyer tendered his resignation as Executive Vice President and Chief Financial Officer and Director of the

Company to be effective as of September 25, 1998. On August 31, 1998 Mr. Miller tendered his resignation as Vice President of Finance of the Company to be effective as of October 2, 1998.

OPTION GRANTS.

         Options granted to the Named Executive Officers during the fiscal year ended June 30, 1998 are set forth in the following table. For disclosure regarding the terms of stock options, see "Stock Option Plans." No stock appreciation rights ("SARs") were granted during the fiscal year ended June 30, 1998.

                                                                                                   Potential Realizable
                                                                                                     Value At Assumed
                                   Number of                         Exercise                      Annual Rates of Stock
                                  Securities                          or Base                       Price Appreciation
                                  Underlying                           Price                          for Option Term
Name                              Granted (1)    Options Granted      ($/SH)        Date          5%(2)           10%(2)
----                              -----------    ---------------      ------        ----          -----           ------
Stewart B. Gold                     800,000           63.1%            $5.00      7/14/07        $560,295      $3,260,583
John R. Dwyer                             0              0               N/A          N/A             N/A             N/A
Alan Kimmel, M.D.                    70,000            5.5%           $10.00      7/14/07               0               0
                                     70,000            5.5%           $15.00      7/14/07               0               0
                                    100,000            7.9%            $5.00      7/14/07         $70,037        $407,573
Elizabeth Beale                      20,000            1.6%            $3.50      1/14/08         $44,007        $111,515
Kyle Miller                               0              0                 0          N/A             N/A             N/A
Theresa A. Spoleti                        0              0               N/A          N/A             N/A             N/A
Scott Rifkin, M.D.                  100,000            7.9%            $5.00      7/14/07         $70,037        $407,573
                                     20,000            1.6%           $10.00      7/14/07               0               0
                                     20,000            1.6%           $15.00      7/14/07               0               0

(1) These options vest at a rate of 20% per year over a five year period.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of the term for the appreciated stock price.

OPTION EXERCISES AND FISCAL YEAR-END VALUES.

         There were no stock appreciation rights outstanding during the fiscal year ended June 30, 1998. The following table sets forth certain information regarding exercised and unexercised options held by each of the Named Executive Officers as of June 30, 1998:

                                                                                                            Value of Unexercised
                                                                             Number of Securities          In-The-Money Options At
                                            Shares          Value           Underlying Unexercised           Fiscal Year-End ($)(1)
                                         Acquired on    Realized ($)    Options At Fiscal Year-End (#)     ------------------------
Name                                     Exercise (#)        (1)          Exercisable   Unexercisable     Exercisable  Unexercisable
----                                     ------------        ---          -----------   -------------     -----------  -------------
Stewart B. Gold                                 0                0         160,000         640,000               0               0
John R. Dwyer                                   0                0          56,000          84,000               0        $209,700
Alan Kimmel, M.D.                               0                0          48,000         192,000               0               0
Elizabeth Beale                                 0                0          15,000          40,000         $52,425               0
Kyle R. Miller                                  0                0               0          40,000               0         $69,900
Theresa A. Spoleti                         40,000(2)      $139,800               0               0               0               0
Scott Rifkin,  M.D.                             0                0         212,000         188,000        $699,975               0

(1) The value is calculated on the basis of the difference between (i) the option exercise price and (ii) the estimated value of the common stock at June 30, 1998 as determined by the Board of Directors of the Company ($3.50 per share), multiplied by the numbers of shares of common stock underlying the option.

(2) Upon exercise, 14,500 shares of Class A Common Stock were subject to forfeiture upon termination of employment. Upon termination of Ms. Spoleti's employment on June 4, 1998, 12,500 shares were forfeited.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Gold, Mr. Dwyer, Dr. Rifkin and Dr. Kimmel.

         Pursuant to the employment agreement with Mr. Gold, Mr. Gold's base salary is $300,000 per annum and he is eligible to receive an annual bonus based on performance as determined by the Employee Compensation Committee of the Board of Directors. During fiscal year 1997, Mr. Gold earned $100,000 in deferred compensation for services performed for the Company from November 1994 to June 30, 1997 and in consideration of his agreement to remove certain bonus pool provisions from his employment agreement. Mr. Gold received 800,000 shares of Class A Common Stock, which will vest at the rate of 20% per year beginning July 15, 1998. The employment agreement with Mr. Gold terminates in April of 2000, and unless notice of termination is given will be automatically extended for succeeding 12-month periods. In the event that Mr. Gold is terminated by the Company other than for "cause," he will be entitled to 50% of his base salary which would have been due through the remainder of the term at the time such payments would otherwise be made in accordance with the terms of his employment agreement.

         Pursuant to the employment agreement with Mr. Dwyer, Mr. Dwyer received a base salary of $195,000 per annum. Pursuant to a stock option agreement issued in connection with his employment, Mr. Dwyer received an option to purchase 140,000 shares of Class A Common Stock at an exercise price of $5.50. In addition, in November 1996, Mr. Dwyer received an option to purchase 60,000 shares of Class A Common Stock at an exercise price of $.005 per share. This Agreement has been terminated as of September 25, 1998.

         Pursuant to the employment agreement with Dr. Rifkin, Dr. Rifkin received a base salary of $187,500 per year representing 75% of his working time. Pursuant to the employment agreement, Dr. Rifkin received 200,000 shares of Class A Common Stock in 1994 in exchange for $1,000 in cash and services rendered to the Company and was also granted an option to purchase an additional 200,000 shares of the Company's Class A Common Stock that will be exercisable upon the earlier to occur of (i) a change in control of the Company, (ii) termination of his employment without cause or other circumstances constituting "constructive termination," or (iii) December 9, 1997. The options became vested and nonforfeitable on December 9, 1997 and have an aggregate exercise price of $12.50. In July 1997, Dr. Rifkin received options to purchase up to 100,000, 20,000 and 20,000 shares of Class A Common Stock at exercise prices of $5.00, $10.00 and $15.00, respectively. The 1997 options were granted in consideration of Dr. Rifkin's agreement to remove certain provisions from his employment. This Agreement was terminated was terminated as of May 14, 1998.

         Pursuant to the employment agreement with Dr. Kimmel, Dr. Kimmel receives a base salary of $195,000. The employment agreement with Dr. Kimmel terminates in April 2000 and, unless notice of termination is given, it will be automatically extended for succeeding 12-month periods on the same terms as previously in effect. In the event that Dr. Kimmel's employment is terminated by the Company other than "for cause," he will be entitled to 50% of his base salary which would have been due through the remainder of the term at the time such payments would otherwise be made, in accordance with the terms of his employment agreement.


EMPLOYEE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         Mr. Gold, the Company's President and Chief Executive Officer, and Dr. Kimmel are the only officers or employees of the Company who currently serve on the Employee Compensation Committee and Executive Committee. During fiscal year 1998, the members of the Employee Compensation Committee were Messrs. Gold and Wilkinson and Drs. Rifkin and Eig. During fiscal year 1998, the members of the Executive Committee were Messrs. Gold, Thomas Mendell and Eric Wilkinson, and Drs. Rifkin and Kimmel. Dr. Rifkin resigned from the Board of Directors on September 21, 1998.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following tables set forth as of September 25, 1998, certain information with respect to the beneficial ownership of each class of voting stock by: (i) each person known to the Company to beneficially own more than 5% of each such class; (ii) each director of the Company of each such class; (iii) each of the Named Executive Officers of each such class; and (iv) all directors and executive officers of each such class as a group. The Company believes that the beneficial owners of the classes of stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, except as noted below. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Shares of stock subject to options currently exercisable or exercisable within 60 days of September 25, 1998 ("Current Options") are deemed outstanding for computing the percentage of the person holding such option, but are not deemed outstanding for computing the percentage of any other person.

                                            CLASS A COMMON STOCK



                                                                                                                       Percent
                                                                                                                         of
Name                                                                                                     Number         Class
----                                                                                                     ------         -----
Stewart B. Gold..................................................................................     1,360,000(1)      75.0%
John R. Dwyer, Jr................................................................................        72,000(2)       4.2%
Alan L. Kimmel, M.D..............................................................................       248,000(4)      14.6%
Elizabeth Beale..................................................................................        15,000          1.0%
Kyle R. Miller...................................................................................             0
Theresa A. Spoleti...............................................................................        27,500          1.6%
Scott Rifkin, M.D................................................................................       252,000(5)      14.8%

Directors and Executive Officers as a group (22).................................................     1,979,500(6)      98.7%

(1) Includes 160,000 shares in respect of Current Options.
(2) Includes 56,000 shares in respect of Current Options and Warrants to purchase 16,000 shares.
(3) Consists of shares in respect of Current Options.
(4) Includes 48,000 shares in respect of Current Options.
(5) Includes 52,000 shares in respect of Current Options.
(6) Includes 336,000 shares in respect of Current Options and Warrants to purchase 16,000 shares.

                                            CLASS B COMMON STOCK


                                                                                                                       Percent
                                                                                                                         of
Name                                                                                                    Number          Class
----                                                                                                    ------          -----
Medical Holdings Limited Partnership...........................................................       4,400,000(1)      82.3%
Directors and executive officers as a group (22)...............................................         516,446(2)       8.8%

(1) Drs. Kimmel and Diamond are Directors of the Company and are officers or directors of the managing general partner of Medical Holdings Limited Partnership.

(2) Represents (i) 32,000 shares and 2,000 shares in respect of Current Options held by Dr. Eig, (ii) 4,446 shares held by Dr. Albert Herrera; (iii) 66,000 shares held by Medical Holdings Limited Partnership for the benefit of each of Drs. Scott Rifkin, Alan Kimmel, Richard Diamond, William Lamm, and D. Alexander Rocha and (iv) 148,000 shares held by Medical Holdings Limited Partnership for the benefit of The Pediatric Group, which is controlled by Dr. Robert Graw.

                SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK


                                                                                                                      Percent
                                                                                                                         of
Name                                                                                                     Number        Class
----                                                                                                     ------        -----
St. Joseph Medical Center (1)..................................................................       1,000,000(2)     100.0%
Directors and Executive Officers as a Group (22)...............................................               0            0

(1) St. Joseph's Medical Center, Inc. is entitled to designate one Director of the Company.
(2) Convertible into 2,000,000 shares of Class C Common Stock, which, assuming conversion of all currently outstanding Preferred Stock, will equal approximately 10.1% of the maximum outstanding Class C Common Stock.


                SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

                                                                                                                       Percent
                                                                                                                         of
Name                                                                                                     Number         Class
----                                                                                                     ------         -----
University Care, LLC (1).........................................................................       438,068(2)     100.0%
Directors and Executive Officers as a Group (22).................................................             0            0

(1) Dr. Barish, Director of the Company, is President of University Care, LLC.
(2) Convertible into 876,136 shares of Class C Common Stock, which, assuming conversion of all currently outstanding Preferred Stock, will equal approximately 4.4% of the maximum outstanding Class C Common Stock.


                SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

                                                                                                                      Percent
                                                                                                                         of
Name                                                                                                Number             Class
----                                                                                                ------             -----
Genesis Health Ventures, Inc. (1)................................................................  571,428(2)          100.0%
Directors and Executive Officers as a group (22).................................................        0

(1) Mr. Richard Howard, a Director of the Company, is President and Chief Executive Officer of Genesis Health Ventures, Inc.
(2) Convertible into 1,428,570 shares of Class C Common Stock, which assuming conversion of all currently outstanding Preferred Stock, will equal approximately 10.8% of the maximum outstanding Class C Common Stock.


                SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK


                                                                                                                      Percent
                                                                                                                        of
Name                                                                                               Number              Class
----                                                                                               ------              -----
Beacon Group III Focus Value Fund, L.P. (1)....................................................  2,158,867             100.0%
Directors and Officers as a Group (22).........................................................          0                 0

(1) Messrs. Mendell and Wilkinson, Directors of the Company, are partners of The Beacon Group and affiliates of the Beacon Group III--Focus Value Fund, L.P.
(2) Convertible into 7,858,276 shares of Class C Common Stock pursuant to the adjustments described in "Business - Conversion ratio adjustment for the Series D Preferred Stock," which, assuming conversion of all currently outstanding Preferred Stock, will equal approximately 40% of the maximum outstanding Class C Common Stock.

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

         Effective July 2, 1998, the Company entered into a Hospital Managed Care Agreement with St. Joseph Medical Center, Inc. which provides that the Company will engage in a variety of cooperative transactions to deliver quality medical care to enrollees who require certain hospital services.

         On July 15, 1997, the "Management Stockholders" (consisting of Mr. Gold and Drs. Rifkin and Kimmel), Medical Holdings Limited Partnership ("MHLP"), St. Joseph Medical Center ("SJMC"), University Care, LLC ("UCare"), Genesis Health Ventures, Inc. ("Genesis") and The Beacon Group III-Focus Value Fund, L.P. ("Beacon") executed a Shareholders Agreement and Voting Trust (the "Shareholders Agreement"). The Shareholders Agreement includes certain provisions regarding corporate governance, restrictions on transfer of Common Stock or securities convertible into Common Stock, and Beacon's right to require cooperation with respect to certain transfers of the Company's securities. In general, the Shareholder's Agreement terminates upon the completion of an underwritten public offering with at least $35,000,000 of net proceeds with a Company value of $150,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events."

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

         Pursuant to a Stock Purchase Agreement dated September 4, 1996 (the "Stock Purchase Agreement"), the Company agreed that it would (i) advise Genesis, of all substantive discussions and plans with respect to the delivery of long term care, pharmacy services, durable medical equipment and home health care services (the "Services") for the Company, (ii) provide Genesis with all information needed by Genesis to submit a proposal to provide the Services and
(iii) provide Genesis with an opportunity to provide the Services on commercially reasonable terms. In addition, the Company has agreed that it will not enter into exclusive arrangements with third parties that would preclude Genesis from competing to provide Services to the Company. Genesis and the Company have agreed that commitments regarding the Services shall not prevent the Company from purchasing the Services from third parties other than Genesis. The Company manages a network of PCPs which delivers medical care to approximately 7,000 capitated Medicare patients in the State of Maryland.

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

         In December 1996, the Company purchased certain assets of the medical practice of Dr. Graw, a director of the Company since May 1996. In connection with the acquisition, Dr. Graw's limited liability partnership, which he owns with other physicians, received a limited partnership interest in MHLP equivalent to up to $148,000 shares of Class B Common Stock, an option to acquire a limited partnership interest equivalent to 40,000 shares of Class B Common Stock, exercisable at $7.50 per share, and cash for the practice's collectable accounts receivable, which will not exceed $625,000. The Company estimates that the collected accounts receivable will be approximately $425,000 and that $200,000 will constitute a loan payable to the Company upon repayment terms and conditions to be determined. The Company has delegated to Dr. Graw's practice, and the practice will perform, certain practice management business functions, which the Company ordinarily performs for its physicians at its headquarters. The Company reimburses Dr. Graw's practice for the expenses it incurs in performing the business management services.

         In January, 1997, the Company entered into an Agreement and Plan of Merger with Medicap, Inc. ("Medicap"), Medicap Newco, Inc., ("Newco") and Noah Investments, LLC ("Noah"), pursuant to which Medicap was merged with and into Newco, a wholly-owned subsidiary of the Company. Medicap was engaged in the business of seeking business opportunities to place Medicare patients in nursing homes and similar long term care facilities in Global Capitation Contracts. Noah was the sole stockholder of Medicap, and the owners of Noah are Alan Rifkin and certain other persons. Alan Rifkin is the brother of Scott Rifkin, M.D., the former Chairman, and executive officer of the Company, and a stockholder of the Company. Pursuant to the Merger Agreement, Noah received 20,000 shares of the Company's Class A Common Stock and the separate existence of Medicap ceased. In connection with the merger, the Company also entered into a Consulting Agreement with Alan Rifkin pursuant to which Mr. Rifkin will advise the Company with respect to the development of business opportunities for the management of global capitation of Medicare patients in nursing homes or similar long term facilities and introduce the Company to potential sources of equity financing and joint venture partners. Pursuant to the Consulting Agreement, Alan Rifkin received an option to purchase 20,000 shares of the Company's Class A Common Stock under the Company's Omnibus Plan. Alan Rifkin is a Vice President of Newco.

         In the ordinary course of business during fiscal year 1997, the Company and certain Core Medical Groups advanced funds to certain physician medical practices. The Company and the Core Medical Groups anticipate that such advances will be repaid in future periods. As of June 30, 1998, the Company and certain Medical Groups had established repayment arrangements with certain physicians, including physicians who are directors of the Company. The following Directors of the Company have repaid a portion of their outstanding balances and issued the Company promissory notes for the following approximate amounts: Dr. Lamm, $87,000, and Dr. Graw, $130,000. Dr. Peter LoPresti, who resigned from the Board of Directors on September 2, 1998, entered into a promissory note with a current principal balance of $164,000.

         Consulting Agreement with Dr. Scott Rifkin. Effective as of May 14, 1998, Dr. Scott Rifkin has resigned as the Company's Executive Vice President of Development in order to pursue other business opportunities. Dr. Rifkin and the Company entered into a consulting agreement with the Company dated May 14, 1998 which provides that he will assist the Company in certain development and other activities until May 14, 2001. The Consulting Agreement provides that the Company will pay Dr. Rifkin a consulting fee of $120,000 per year during the first year of the Consulting Agreement, $100,000 per year during the second and third years of the Consulting Agreement. The Consulting Agreement provides that Dr. Rifkin will continue to serve as Chairman of the Company's Board of Directors, and a member of the Executive Committee and other committees of the Board until the 1998 Annual Meeting of the Stockholders and Board of Directors, at which time he intends to stand for reelection to the Board but does not intend to stand for reelection as Chairman of the Board. He will remain subject to the non-competition and confidentiality provisions of his Employment Agreement, as amended on July 15, 1997. Effective September 2, 1998, Dr. Rifkin resigned as Chairman of the Board of Directors of the Company. On September 21, 1998, Dr. Rifkin resigned from the Board of Directors.

         Severance agreement with Paul Serini. Effective April 1, 1998, Paul Serini resigned as a Director of the Company and terminated his employment agreement as Executive Vice President and Director of Legal Affairs. In connection with termination of his employment agreement, the Company entered into a settlement agreement with Mr. Serini and paid him the sum of $166,800.

         In December 1997, the Company executed a letter of intent with Genesis whereby the Company would assume responsibility for managing the physician and institutional care, subject to certain exclusions, delivered to approximately 7,000 Medicare Enrollees of an HMO located on the Eastern Shore of Maryland in exchange for a capitation fee. The Company anticipates that the agreement will commence on January 1, 1998 and have a term of two years with annual renewals after the initial term has expired. Based upon the number of Medicare Enrollees who currently participate in the HMO and the terms and conditions of the contract, the Company anticipates that it would receive monthly Capitation Revenue of approximately $2,500,000 from this arrangement. Actual Capitation Revenue earned pursuant to the Genesis arrangement may vary each month due to fluctuations in the number of Enrollees. It is anticipated that, at the outset, the Enrollees will be serviced primarily by Payor Providers. The Company will manage the delivery of health care provided by the Payor Providers within the HMO's network through the Company's care management department.

         In the ordinary course of business during fiscal year 1997, the Company advanced funds on behalf of certain Core Medical Groups to certain physician medical practices. The Company and the Core Medical Groups anticipate that such advances will be repaid in future periods, although such repayment schedules have not been determined. As of November 30, 1997, the Company had advanced the following amounts to the medical practices of certain directors of the Company; Dr. LoPresti, $227,000, Dr. Lamm, $156,000, Dr. Rocha, $63,000, Dr. Graw,
$153,000.

         In August 1998, the Company entered into a bridge loan with Beacon for $1,000,000 which matures in November, 1998 and bears interest at 15%.

         The Company is currently negotiating additional financing with Genesis and Beacon, the terms of which are unknown as of September 25, 1998.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this Report:
(1) Financial Statements:
Report of Independent Public Accountants
Consolidated Balance Sheets, as of June 30, 1996, 1997 and 1998

(2) Financial Statement Schedules:

(3) Exhibits:

Exhibit No.                        Description of Documents
-----------                        ------------------------

Exhibit           Description
-------           -----------

3.1               Certificate of Incorporation  (incorporated by reference to
                  Exhibit 3.1 filed with Registrant's  Current Report on Form
                  8-K filed on July 21, 1997).
3.2               Amended and  Restated  Bylaws of the  Registrant  effective
                  July 15, 1997  (incorporated  herein by  reference to Exhibit
                  3.4 filed with the Company's Current Report on Form 8-K filed
                  July 21, 1997).
4.1               Form of Option Agreement  (incorporated  herein by reference to Exhibit 4.1 filed with Registrant's  Registration
                  Statement on Form S-1, No. 333-1926).
4.2               Amended  Form of Option  Agreement  (incorporated  by
                  reference to Exhibit 4.2 filed with  Registrant's  Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1997).
10.1     (a)      Shareholders and Voting  Agreement,  dated July 15, 1997
                  (incorporated herein by reference to Exhibit 10.4 filed with the Company's Current Report on Form 8-K filed on July 21,
                  1997).
         (b)      Form of Shareholders Letter Agreement (incorporated herein by reference to the Prospectus Supplement to the Registration
                  Statement filed on August 29, 1997).
         (c)      Form of Stockholders  Agreement under Omnibus Stock Plan
                  (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on March 12, 1998).
10.2              Financing  Transaction  Agreement  dated as of February 24,
                  1995 by and among the  Registrant and Baltimore  Medical
                  Group,  LLC, BMG Limited Partnership,  BMGGP,  Inc.,  and St.
                  Joseph Medical Center, Inc. (incorporated herein by reference to Exhibit 10.8 of Registrant's Registration
                  Statement on Form S-1, No. 333-1926).
10.3              Form of  Exclusive  Physician  Participation  Agreement
                  (incorporated herein by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1, No.
                  333-1926).
10.4              Form of non-exclusive  Physician Participation  Agreement
                  (incorporated herein by reference to Exhibit 10.10 of Registrant's Registration Statement on Form S-1, No.
                  333-1926).
10.5              Amended and Restated Physician Services  Organization
                  Agreement of Baltimore Medical Group, LLC (incorporated herein by reference to Exhibit 10.11 of Registrant's Registration
                  Statement on Form S-1, No. 333-1926).
10.6              Form of Practice Participation  Agreement  (incorporated
                  herein by reference to Exhibit 10.12 of Registrant's
                  Registration Statement on Form S-1, No. 333-1926).
10.7              Form of  Professional Services  Employment  Agreement
                  (incorporated herein by reference to Exhibit 10.13 of Registrant's Registration Statement on Form S-1, No.
                  333-1926).
10.8              Form of Specialist Physician Employment Agreement
                  (incorporated herein by reference to Exhibit 10.14 of Registrant's Registration Statement on Form S-1, No.
                  333-1926).
10.9              Form of Specialist Physician Network Agreement  (incorporated herein by reference to Exhibit 10.16 of Registrant's
                  Registration Statement on Form S-1, No. 333-1926).
10.10             Non-negotiable,  non-transferable  Promissory Note dated
                  February 24, 1995 by and between the Registrant and St. Joseph
                  Medical Center, Inc. (incorporated herein by reference to Exhibit 10.19 of Registrant's Registration Statement on Form
                  S-1, No. 333-1926).
10.11             Amended and Restated Employment  Agreement by and between the
                  Registrant  and Stewart B. Gold dated July 15, 1997
                  (incorporated herein by reference to Exhibit 10.52 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
10.12             Consulting  Agreement by and between the Registrant and Scott
                  Rifkin, M.D. dated May 14, 1998 (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on
                  Form 10-Q for the period ended March 31, 1998).

10.13 Amended and Restated Employment Agreement dated July 15, 1997 by and between the Registrant and Scott M. Rifkin, M.D. (incorporated herein by reference to Exhibit 10.50 filed with the Registrant's Annual Report on Form 10-K).
10.14 Employment Agreement dated as of April 1, 1995 by and between the Registrant and Paul A. Serini and amendments thereto dated as of January 1, 1996 (incorporated herein by reference to Exhibit 10.24 filed with the Registrant's Registration Statement on Form S-1, No. 333-1926).
10.15 Resignation; Engagement of Services Letter Agreement by and between the Registrant and Paul A. Serini dated February 3, 1998; Amendments to certain stock option agreements and employment agreement between the Company and Paul A. Serini (filed herewith).
10.16 Free State Health Plan, Inc., IPA Service Agreement (subject to confidentiality request for certain portions of the exhibit) (incorporated herein by reference to Exhibit 10.30 of the Registrant's Registration Statement on Form S-1, No. 333-1926).
10.17 Binding Letter of Intent with Health Care Corporation of the Mid-Atlantic for Medicare Risk Service Agreement (subject to confidentiality request for certain portions of the exhibit) (incorporated herein by reference to Exhibit 10.31 of Registrant's Registration Statement on Form S-1, No. 333-1926).
10.18 Amended and Restated Physician Services Organization Agreement of Carroll Medical Group, LLC. (incorporated herein by reference to Exhibit 10.34 of Registrant's Registration Statement on Form S-1, No. 333-1926).
10.19 Amended and Restated Physician Services Organization Agreement of Cumberland Valley Medical Group, LLC. (incorporated herein by reference to Exhibit 10.35 of Registrant's Registration Statement on Form S-1, No. 333-1926).
10.20             Physician Services Organization  Agreement of Doctors  Health
                  Montgomery, LLC. (incorporated herein by reference to Exhibit 10.36 of Registrant's Registration Statement on Form S-1, No. 333-1926).
10.21 IPA Percentage of Premium Service Agreement with Chesapeake Health Plan, dated as of June 1, 1996 (subject to confidentiality request for certain portions of the exhibit) (incorporated herein by reference to Exhibit 10.40 of Registrant's Registration Statement on Form S-1, No. 333-1926).
10.22 Employment Agreement dated as of May 1, 1996 between the Registrant and John R. Dwyer, Jr. (incorporated herein by reference to Exhibit 10.43 of Registrant's Registration Statement on Form S-1, No. 333-1926).
10.23 Primary Care Limited Participation Agreement. (incorporated herein by reference to Exhibit 10.44 of Registrant's Registration Statement on Form S-1, No. 333-1926).
10.24 Medicare HMO - Primary Care Limited Participation Agreement. (incorporated herein by reference to Exhibit
                  10.45 of Registrant's Registration Statement on Form S-1, No. 333-1926).
10.25 Amended and Restated Employment Agreement by and between Alan Kimmel and the Registrant dated July 15, 1997 (incorporated herein by reference to Exhibit 10.51 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
10.26 Amended and Restated Preferred Stock Purchase Agreement date as of July 15, 1997 by and between the Registrant and The Beacon Group III - Focus Value Fund, L.P. (incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on July 21,
                  1997).
10.27             No exhibit.
10.28 Medicare Network Management Agreement by and between NYLCare Health Plans of the Mid-Atlantic, Inc. and the Registrant effective October 1, 1997 (incorporated herein by reference to Exhibit 10.55 of the Registrant's Current Report on Form 8-K filed on October 14, 1997) (subject to a request for confidential treatment).
10.29 Administrative Service Provider Contract for Medicare Global Risk Services by and between NYLCare Health Plans of the Mid-Atlantic, Inc. and the Registrant effective September 30, 1997 (incorporated herein by reference to Exhibit 10.56 of the Registrant's Current Report on Form 8-K filed on October 14,
                  1997) (subject to a request for confidential treatment).
10.30 Note Purchase Agreement dated January 31, 1997 among the registrant, Genesis Health Ventures, Inc. and Genesis Holding (incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1996).
10.31 Convertible Subordinated 11% Note dated January 31, 1997 issued by Registrant to Genesis Health Ventures, Inc. (incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1996).
10.32 Amendment No. 1 to Note Purchase Agreement dated January 31, 1997 among the Registrant, Genesis Health Ventures, Inc. and Genesis Holdings, Inc. (incorporated herein by reference to Exhibit 10.61 of Registrant's Registration Statement on Form S-1, No. 333-1926).
10.33 Grid Time Promissory Note from the registrant to Chase Manhattan Bank dated October 31, 1997 (incorporated herein by reference to Exhibit 10.62 of Registrant's Registration Statement on Form S-1, No. 333-1926).

10.34 Consulting Agreement between the Company and Scott Rifkin, MD dated May 14, 1997 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998).
10.35 Demand Promissory Note from Registrant to The Beacon Group III -- Focus Value Fund, L.P. for $1,000,000 dated as of August 19,1998 (filed herewith).
11                Computation of Earnings Per Common and Common Equivalent
                  (filed herewith).
23.1              Content of Grant Thornton, LLP (filed herewith)
23.2              Consent of Arthur Anderson, LLP (filed herewith)


(b) Reports on Form 8-K. The Registrant filed the following current Reports on Form 8-K during the year ended June 30, 1998.

Date of Report                                              Items Reported
--------------                                              --------------
July 21, 1997                                                      5

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DOCTORS HEALTH, INC.


                                         By: /s/ Stewart B. Gold
                                         _______________________
                                         Stewart B. Gold
                                         President and Chief Executive Officer


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Date                                       Signature                                 Capacity
----                                       ---------                                 --------
September 25, 1998                         /s/  Stewart B. Gold                      Principal Executive Officer
                                           _____________________________                Chief Executive Officer
                                           Stewart B. Gold


September 25, 1998                         /s/  John R. Dwyer                        Principal Financial Officer
                                           _____________________________                Executive Vice President and
                                           John R. Dwyer                                Chief Financial Officer


September 25, 1998                         /s/  Kyle Miller                          Principal Accounting Officer
                                           _____________________________                Vice President of Finance
                                           Kyle Miller


September 25, 1998                         /s/  Alan Kimmel, M.D.                    Executive Vice President
                                           _____________________________                Chief Medical Officer
                                           Alan Kimmel, M.D.


September 25, 1998                         /s/  Robert A. Barish, M.D.               Director
                                           _____________________________
                                           Robert A. Barish, M.D.


September 25, 1998                         /s/  Richard L. Diamond, M.D.             Director
                                           _____________________________
                                           Richard L. Diamond, M.D.

September 25, 1998                                                                   Director
                                           _____________________________
                                           Mark H. Eig, M.D.

September 25, 1998                                                                   Director
                                           _____________________________
                                           John Ellis


Date                                       Signature                                 Capacity
----                                       ---------                                 --------
September 25, 1998                                                                   Director
                                           _____________________________
                                           Albert Herrera, M.D.

September 25, 1998                                                                   Director
                                           _____________________________
                                           Robert G. Graw, Jr., M.D.


September 25, 1998                         /s/  Richard H. Howard                    Director
                                           _____________________________
                                           Richard H. Howard


September 25, 1998                         /s/  William D. Lamm, M.D.                Director
                                           _____________________________
                                           William D. Lamm, M.D.


September 25, 1998                         /s/  Thomas Mendell                       Director
                                           _____________________________
                                           Thomas Mendell


September 25, 1998                         /s/  D. Alexander Rocha, M.D.             Director
                                           _____________________________
                                           D. Alexander Rocha, M.D.


September 25, 1998                         /s/  Eric R. Wilkinson                    Director
                                           _____________________________
                                           Eric R. Wilkinson

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            BALANCE AT     CHARGED TO    CHARGED TO                 BALANCE
                                                           BEGINNING OF    COSTS AND       OTHER      DEDUCTIONS     AT END
                DESCRIPTION                                  PERIOD         EXPENSES      ACCOUNTS    (WRITEOFFS)  OF PERIOD
                -----------                                ------------    ----------    ----------   -----------  ---------
YEAR ENDED JUNE 30, 1996
  Allowance for doubtful receivables                        $   43,425   $   281,096       $--        $      --   $   324,521
  Valuation allowances on deferred tax assets.                 770,000     2,152,000        --               --     2,922,000
YEAR ENDED JUNE 30, 1997
  Allowance for doubtful receivables                        $  324,521   $   7 0,000       $--        $(124,000)  $   270,521
  Valuation allowances on deferred tax assets.               2,922,000     5,204,000        --               --     8,126,000
YEAR ENDED JUNE 30, 1998
  Allowance for doubtful receivables                        $  270,521   $        --       $--        $ (76,815)      193,706
  Valuation allowances on deferred tax assets.               8,126,000    15,999,000        --               --    24,125,000