Form 10-Q
period 1998-09-30
DOCTORS HEALTH INC
filed 1998-11-25
CIK 1010005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


        (Mark One)

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

                                        or

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of November 16, 1998, 1,653,375 shares of the registrant's Class A Common Stock and 5,347,898 shares of the Registrant's Class B Common Stock were outstanding.

                               DOCTORS HEALTH, INC.
                                    FORM 10-Q

                                SEPTEMBER 30, 1998
                                TABLE OF CONTENTS


                                                                           PAGE
                                                                            NO.
FORWARD LOOKING STATEMENTS                                                   i

PART I. FINANCIAL INFORMATION
        Item 1. Unaudited Consolidated Financial Statements
                 Unaudited Consolidated Balance Sheets                       1
                 Unaudited Consolidated Statements of Operations             2
                 Unaudited Consolidated Statements of Cash Flows             3
                 Notes to Unaudited Consolidated Financial Statements        4
        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations               13
        Item 3. Qualitative and Quantitative Disclosures about Market Risk  18


PART II. OTHER INFORMATION
        Item 1. Legal Proceedings                                           19
        Item 3. Defaults Upon Senior Securities                             19
        Item 5. Other Information                                           19
        Item 6. Exhibits and Reports on Form 8-K                            19

        SIGNATURE                                                           20

                           FORWARD LOOKING STATEMENTS

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

      These "forward looking statements" are located at various places throughout this document. In addition, the risks and uncertainties described below are applicable to the Notes to the Unaudited Consolidated Financial Statements and the discussions under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation --Liquidity and Capital Resources" and the Notes to the Company's Consolidated Financial Statements. The Company, through its senior management, may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company.

      The Company disclaims any intent or obligation to update any "forward looking statements."

                     Doctors Health, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1998 and September 30, 1998

                                                                                                    June 30,       September 30,
                                                                                                      1998             1998
                                                                                                 --------------    --------------
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                                 $ 15,192,506       $ 6,206,453
        Restricted cash                                                                                680,000            50,000
        Accounts receivable (net of allowance for doubtful accounts of $193,706 at
           June 30,1998 and $500,000 at September 30, 1998)                                          2,243,387         2,289,125
        Accounts receivable-affiliates                                                               1,015,407         1,174,746
        Other receivables (net of allowance for doubtful accounts of $153,341 at
           June 30, 1998 and $3,916,566 at September 30, 1998)                                       7,394,046         8,234,876
        Prepaid expenses                                                                               325,673           311,251
        Due from affiliates                                                                          2,399,390         3,194,933
                                                                                                 --------------    --------------
                 TOTAL CURRENT ASSETS                                                               29,250,409        21,461,384
PROPERTY AND EQUIPMENT, NET                                                                          3,885,526         4,025,892
OTHER ASSETS
        Accrued interest receivable (net of allowance for doubtful accounts of
           $517,960 at September 30, 1998)                                                             485,693                 0
        Other receivables                                                                              129,684           114,684
        Deposits                                                                                        93,775            82,034
                                                                                                 --------------    --------------
                 TOTAL OTHER ASSETS                                                                    709,152           196,718
                                                                                                 --------------    --------------
        TOTAL ASSETS                                                                              $ 33,845,087      $ 25,683,994
                                                                                                 ==============    ==============

LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
        Current maturities of notes payable and other obligations                                  $ 9,757,883       $ 9,547,784
        Current maturities of notes payable and purchase obligations - related parties               1,989,948         2,028,470
        Accounts payable                                                                               442,502           908,092
        Accrued medical services                                                                    36,419,749        43,874,250
        Other accrued expenses                                                                       6,564,948         7,610,882
        Due to affiliates                                                                            1,287,648         1,396,076
                                                                                                 --------------    --------------
                 TOTAL CURRENT LIABILITIES                                                          56,462,678        65,365,554
LONG-TERM OBLIGATIONS
        Note payable                                                                                   100,488            51,243

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
        6.5% cumulative, Series A, $5.00 par value, authorized and issued 1,000,000 shares
                   (liquidation value $3,500,000 plus unpaid dividends)                              6,115,099         6,221,590
        Less subscription receivable                                                                (1,500,000)       (1,500,000)
                                                                                                 --------------    --------------
                                                                                                     4,615,099         4,721,590
        8% cumulative, Series B, $11.25 par value, authorized and issued 438,068 shares at June 30, 1998 and  September 30, 1998  (liquidation value $4,928,265
                 plus unpaid dividends)                                                              4,836,538         4,971,587
        8% cumulative, Series C, $17.50 par value, authorized 1,500,000 shares;
                 issued and outstanding  571,428 shares (liquidation value $10,000,000
                 plus unpaid dividends)                                                             11,470,122        11,700,372
        8% Series D, dividends payable in-kind, $10.00 par value, authorized 5,750,000 shares; issued and outstanding  2,116,643 shares at June 30, 1998 and 2,034,666 at September 30, 1998, respectively, (liquidation value
                    $21,166,430 and $20,346,660, respectively, plus unpaid dividends)               20,104,948        20,621,826
STOCKHOLDERS' DEFICIT
        Common Stock
                 Class A, $.01 par value; authorized 20,700,000 shares; issued and outstanding
                    1,653,375 shares at June 30, 1998 and September 30, 1998                            16,534            16,534
                 Class B, $.01 par value; authorized 10,000,000; issued and outstanding 5,347,898
                    shares at June 30, 1998 and September 30, 1998                                      53,479            53,479
                 Class C, $.01 par value; authorized 29,050,000; no shares issued                            -                 -
        Preferred Stock, $.01 par value; authorized 1,000,000 shares; no shares issued                       -                 -
        Additional paid in capital                                                                   6,114,985         6,114,985
        Deferred compensation                                                                         (704,380)         (652,348)
        Accumulated deficit                                                                        (69,225,404)      (87,280,828)
                                                                                                 --------------    --------------
                 TOTAL STOCKHOLDERS' DEFICIT                                                       (63,744,786)      (81,748,178)
                                                                                                 --------------    --------------
                 TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE
                 PREFERRED STOCK AND STOCKHOLDERS' DEFICIT                                        $ 33,845,087      $ 25,683,994
                                                                                                 ==============    ==============


   The accompanying notes are an integral part of these consolidated balance sheets.

                     Doctors Health, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 and 1998

                                                                       Three Months            Three Months
                                                                          Ended                   Ended
                                                                      September 30,           September 30,
                                                                           1997                    1998
                                                                      ----------------       ----------------
REVENUES
          Capitation revenue                                              $ 4,568,707           $ 28,005,461
          Net revenue                                                       3,397,694              3,538,895
                                                                      ----------------       ----------------
                                                                            7,966,401             31,544,356
                                                                      ----------------       ----------------
EXPENSES
          Medical services expense                                          3,908,010             38,147,712
          Care center costs                                                 3,293,743              3,422,480
          General and administrative                                        3,166,519              6,787,184
          Depreciation and amortization                                       476,581                185,953
                                                                      ----------------       ----------------
                                                                           10,844,853             48,543,329
                                                                      ----------------       ----------------
                 Loss from operations                                      (2,878,452)           (16,998,973)

OTHER INCOME (EXPENSE)
          Interest and other income                                           296,440                191,242
          Interest expense                                                   (328,069)              (259,025)
                                                                      ----------------       ----------------
                                                                              (31,629)               (67,783)
                                                                      ----------------       ----------------
                 Loss before income taxes                                  (2,910,081)           (17,066,756)
          Income taxes                                                              -                      -
                                                                      ----------------       ----------------
NET LOSS                                                                 $ (2,910,081)         $ (17,066,756)
                                                                      ================       ================
          Loss applicable to common stock
                 Net loss                                                $ (2,910,081)         $ (17,066,756)
                 Preferred stock dividends and accretion                      805,082                988,968
                                                                      ----------------       ----------------
                 Loss applicable to common stock                         $ (3,715,163)         $ (18,055,724)
                                                                      ================       ================

Net loss per share, basic and diluted                                         $ (0.54)               $ (2.58)
                                                                      ================       ================
Weighted average number of shares outstanding                               6,928,688              7,001,273
                                                                      ================       ================


  The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                                                                 Three Months        Three Months
                                                                                    Ended               Ended
                                                                                September 30,       September 30,
                                                                                     1997                1998
                                                                               --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
             Net loss                                                           $ (2,910,081)      $(17,066,756)
             Adjustments to reconcile net loss to net cash used in
               operating activities:
               Depreciation and amortization                                         476,581            185,953
               Deferred compensation                                                  52,032             52,032
               Changes in operating assets and liabilities, net of effects of medical practice receivables acquired
                 Restricted cash                                                           -            630,000
                 Accounts receivable                                                 209,398            (45,738)
                 Accounts receivable -- affiliates                                    44,067           (159,339)
                 Prepaid expenses and other receivables                             (760,290)          (325,715)
                 Due from/to affiliates                                              (54,485)          (687,115)
                 Accounts payable                                                   (924,035)           465,590
                 Accrued medical services                                            595,248          7,454,501
                 Other accrued expenses                                                    -          1,186,489
                                                                               --------------      -------------
                   Net cash used in operating activities                          (3,271,565)        (8,310,098)

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of property and equipment                                     (211,903)          (326,319)
             Purchase of short-term investments                                   (3,000,000)                 -
             Payments for acquisitions                                              (542,276)                 -
             Deposits                                                                 (1,999)            11,741
                                                                               --------------      -------------
                   Net cash used in investing activities                          (3,756,178)          (314,578)

CASH FLOWS FROM FINANCING ACTIVITIES
             Net proceeds from issuance of redeemable convertible preferred
              stock                                                               18,711,361                  -
             Borrowings under notes payable                                                -          3,615,209
             Payments on notes payable                                              (121,236)        (3,976,586)
                                                                               --------------      -------------
                   Net cash provided by (used in) financing activities            18,590,125           (361,377)
                   Net increase (decrease) in cash and
                        cash equivalents                                          11,562,382         (8,986,053)
Cash and cash equivalents, at beginning of period                                  4,737,828         15,192,506
                                                                               --------------      -------------
Cash and cash equivalents, at end of period                                     $ 16,300,210        $ 6,206,453
                                                                               ==============      =============



  The accompanying notes are an integral part of these consolidated financial statements.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. (See Note 2 below)

      The consolidated financial statements for the three months ended September 30, 1997 and 1998 are unaudited and should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended June 30, 1998. (See Note 2 below)

      In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS No. 128"), which requires that entities with complex capital structures, such as the Company, disclose both basic and diluted earnings per share. The Company adopted this standard during the quarter ended December 31, 1997. Due to the Company's operating losses, implementation of the standard did not have a material effect on the Company's earnings per share.

      During January 1998, the Emerging Issues Task Force of the FASB issued EITF 97-2 which addressed issues related to the consolidation of professional corporation revenues and the accounting for business combinations. The Company does not believe that EITF 97-2 is currently applicable to the Company.

NOTE 2 - BANKRUPTCY PETITION

      On November 16, 1998, (the "Filing Date") the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Baltimore Division (the "Bankruptcy Court") (Case No. 98-6-6211-JS). No trustee has been appointed by the Bankruptcy Court, and the Company is currently acting as a Chapter 11 debtor-in-possession in accordance with the Bankruptcy Code. During the pendency of the Chapter 11 case, the Bankruptcy Court has jurisdiction over the assets and affairs of the Company, and its continued operations are subject to the Bankruptcy Court's protection and supervision. The Company has not yet filed a plan of reorganization or liquidation, but it has the exclusive right to do so on or before March 16, 1999. For 120 days after the date of the filing of a voluntary petition for relief under Chapter 11, only the debtor-in-possession has the right to propose and file a plan of reorganization with the Bankruptcy Court. Subject to the Bankruptcy Court's discretion, if a debtor-in-possession files a plan of reorganization during the 120-day exclusivity period, no other party may file a plan of reorganization until 180 days after the date of the filing of the Chapter 11 petition, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the plan. If a debtor-in-possession fails to file a plan during the 120-day exclusivity period, or such additional period as may be ordered by the Bankruptcy Court, or fails to obtain acceptances of such plan from impaired classes of creditors, a creditor may file a plan of reorganization for such debtor. In addition, if the Bankruptcy Court appoints a trustee, the exclusive period would terminate. The Company is considering all available options with respect to formulation of a plan, including the reorganization of its business or termination of operations and liquidation of its assets.

      On November 20, 1998, the Bankruptcy Court entered an interim Order Authorizing Use of Cash Collateral, under the terms of which the Company is permitted to use cash and proceeds of its accounts receivable to meet certain budgeted operating expenses through December 18, 1998. The Beacon Group III Focus Value Fund, L.P. ("Beacon") and Genesis Holdings, Inc. ("GHI"), an affiliate of Genesis Health Ventures, Inc., ("Genesis") which is the Company's Series C Preferred Stockholder, have security interests in the Company's accounts receivable. The Bankruptcy Court has scheduled a final hearing on use of cash collateral for December 3, 1998.

      The Company filed a motion with the Bankruptcy Court on November 18, 1998 seeking approval for a 30-day $600,000 first-priority secured debtor-in-possession financing facility to be provided by Beacon and GHI (the "DIP Financing"). The Bankruptcy Court has scheduled a hearing on approval of the DIP Financing for December 3, 1998.

      As part of the Chapter 11 bankruptcy proceedings, the Company intends to restructure its relationship with each of the five core medical groups ("CMGs"). The Company and each of the CMGs are party to long-term management agreements ("PSO Agreements"). The Company has begun or intends to hold discussions with each of the CMGs regarding possible restructuring options with respect to the PSO Agreements.

      The accompanying financial statements as of September 30, 1998 have been prepared on the basis of accounting principles applicable to a going concern that presume the continuity of operations, realization of assets and the settlement of liabilities in the ordinary course of business. However, due to the Chapter 11 case and the circumstances relating thereto, such realization of assets and satisfaction of liabilities is subject to uncertainty. Under the protection of the Bankruptcy Court, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts different from those reflected in the financial statements, which do not reflect any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. Accordingly, realization of the Company's assets and liquidation of its liabilities in the ordinary course of business is dependent upon, among other things, the Company's ability to (i) obtain approval of the creditors, shareholders, and other interested parties and obtain confirmation by the Bankruptcy Court of the plan of reorganization; (ii) obtain adequate debtor-in-possession financing; (iii) achieve satisfactory levels of future operating profit and cash flow that will support a plan of reorganization; and (iv) obtain any necessary post-confirmation financing.


      Under section 365 of the Bankruptcy Code, the Company may reject executory contracts. Upon rejection, a person's claim for damages resulting from the rejection of such executory contract is a general unsecured prepetition claim. In a case under Chapter 11 of the Bankruptcy Code, the Company may assume or reject an executory contract at any time before the confirmation of a plan.

      Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 case imposed an automatic stay, applicable generally to creditors and other parties in interest, of: (i) the commencement or continuation of a judicial, administrative or other action or proceeding against the Company that was or could have been commenced prior to the Filing Date or any attempt to recover for a claim that arose prior to the commencement of the Chapter 11 case;
(ii) the enforcement against the Company or its property of any judgment obtained prior to the Filing Date; (iii) the taking of any action to obtain possession of property of the Company or to exercise control over property of the Company; (iv) the creation, perfection, or enforcement of any lien against the property of the Company's bankruptcy estate; (v) any act to create, perfect or enforce against property of the Company any lien that secures a claim that arose prior to the Filing Date; (vi) the taking of any action to collect, assess or recover claims against the Company that arose prior to the Filing Date; (vii) the set off of any debt owing to the Company that arose prior to the Filing Date against any claim against the Company; or (viii) the commencement or continuation of a proceeding before the United States Tax Court concerning the Company. Any entity may apply to the Bankruptcy Court, upon an appropriate showing of cause, for relief from the automatic stay to exercise the foregoing remedies.

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3 - CAPITATION REVENUE AND MEDICAL SERVICES EXPENSE RECOGNITION

      As of September 30, 1998, the Company had three global capitation contracts (two Medicare and one commercial) and three gatekeeper capitation contracts. (See Management's Discussion and Analysis of Operations for the definition of global capitation contracts.) The gatekeeper capitation contracts represent Primary Care Physician ("PCP") capitation and the Company records no profit margin on these contracts. Under the global capitation contracts, the Company received monthly capitation fees based on the number of enrollees electing any one of the Company's affiliated PCPs. The capitation revenue under these contracts was prepaid monthly based on the number of enrollees and recognized as capitation revenue during the month services are provided to the enrollees. During the three months ended September 30, 1997, approximately $4,275,000 and $294,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the three months ended September 30, 1998, approximately $27,680,000 and $325,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements.

      The Company's commercial capitation contract also included a provision whereby the Company could earn incentive revenue or incur medical services expenses based upon the enrollees' utilization of hospital services. Estimated amounts receivable or payable from the HMO were recorded based upon actual hospital and other institutional utilization and associated costs incurred by assigned HMO enrollees, compared to the portion of the commercial capitation fees allocated for institutional care. Differences between actual contract settlements and estimated receivables or payables relating to the arrangement were recorded in the year of settlement. Included in accrued medical services as of June 30 and September 30, 1998 is approximately $220,000 of estimated amounts due to the HMO under this arrangement. Also, as of June 30 and September 30, 1998, the Company has included in accrued medical services an accrual of approximately $300,000 and $150,000, respectively, which represents an estimate of the loss to be incurred over the remaining term of commercial capitation contract.

      Under the Company's two Medicare global capitation contracts, the Company assumed responsibility for managing and paying for substantially all of the medical care for the respective payors' enrollees. Consequently, the Company has not performed an institutional incentive settlement with the HMO's under the two Medicare contracts.

      The Company is responsible for some or all of the medical services provided by its affiliated physicians and other providers to which it referred patients who were covered under Global Capitated Contracts. The cost of medical services has been recognized in the period in which the care was provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical services was calculated by pricing the open authorizations for medical services from the Company's medical management system as well as projecting the associated costs using historical studies of claims paid and actuarial assistance. Estimates are continually monitored and reviewed and, as settlements are made, estimates are adjusted, and differences are reflected in current operating results. As of June 30 and September 30, 1998, approximately $36,400,000, and $43,900,000 respectively, were recorded as accrued medical services for incurred but not reported services.

NOTE 4 - TERMINATION OF GLOBAL CAPITATION CONTRACTS

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

      The Company attempted discussions with NYLCare/Aetna to enable the Company to continue to serve the affected Medicare participants but NYLCare/Aetna has not responded positively to these discussions. The Company derived approximately 56% ($43,000,000) of its global capitation revenue during the year ended June 30, 1998 from the NYLCare/Aetna agreement.


      On September 24, 1998, the Company rescinded the NYLCare/Aetna contract (the date of Aetna's announcement) and notified NYLCare/Aetna of such rescission. However, the Company has recorded capitation revenues and

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued


accrued medical services liabilities through September 24, 1998, the date that the Company ceased the authorization of care for the NYLCare/Aetna subscribers. On September 16, 1998, the Company received notification of NYLCare/Aetna's desire to seek arbitration related to various disputes related to the contract. The outcome of any legal proceedings, or any attempts by the Company to seek a financial settlement is unknown at this time. It is possible, depending on the very uncertain outcomes of the upcoming legal proceedings, that the Company's remaining financial exposure under this contract may be greater than the reserve recorded for this global capitation contract. This contract accounted for approximately 59% of the Company's global capitation revenue for the three months ended September 30, 1998.

      Effective September 1, 1998, the Company terminated its Medicare global capitation contract with Chesapeake Health Plan, a subsidiary of United Health Care of the Mid-Atlantic. This contract accounted for approximately 7% of the Company's global capitation revenue for the three months ended September 30, 1998.

      Subsequent to September 30, 1998, the Company terminated the remaining two Medicare global capitation contracts and its one commercial global capitation contract. (See Note 16)

NOTE 5 -- NET REVENUE

      The Company's net revenues represent the contractual management and similar fees earned under its long-term management agreements ("PSO Agreements") with CMGs. Under the PSO Agreements, the Company is contractually responsible and at risk for the operating costs of the CMGs with the exception of amounts retained by physicians. The Company's net revenues include the reimbursement of all medical practice operating costs and contractual management fees as defined in the PSO Agreements. Contractual fees are accrued when collection is probable. Revenue from all CMGs is recorded at established rates reduced by allowances for doubtful accounts and contractual adjustments and amounts retained by physician groups.

      The following represents amounts included in the determination of net revenue:

                                                              Three  Months     Three Months
                                                                  Ended             Ended
                                                              September 30,     September 30,
                                                                   1997              1998
                                                                   ----              ----
Gross physician revenue                                        $9,028,182        $8,958,293
   Less: Provision for contractual and other adjustments       (3,620,607)       (3,734,896)
Gatekeeper capitated income                                     1,202,413         1,231,344
                                                                ---------         ---------

Net physician revenue                                           6,609,988         6,454,741
Amounts retained by affiliated core medical groups:
   Physicians                                                   2,907,261         2,566,937
   Ancillary employees and expenses                               305,033           348,909
                                                                ---------         ---------

Net revenue                                                   $ 3,397,694        $3,538,895
                                                               ==========         =========

      For the three months ended September 30, 1997 and 1998, one of these CMGs comprised approximately 40% and 41%, respectively, of the Company's net revenue.

NOTE 6 - OTHER RECEIVABLES

      As of September 30, 1998, Other Receivables consisted of:

                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued


            Global capitation receivable                  $10,331,229
            Stop loss insurance receivable                  1,756,969
            Other Receivable                                   63,244
                                                          -----------

                  Total                                    12,151,442

            Less: Allowance for Doubtful Accounts          (3,916,566)
                                                          -----------

            Other Receivable, net                         $ 8,234,876
                                                           ==========

      As a result of the termination of certain global capitation contracts described in Note 4 above and the age of other HMO settlements included within the other receivable balance, management established an allowance for doubtful accounts during the three months ended September 30, 1998. This change is included in the General and Administrative expense line in the accompanying Consolidated Statement of Operations.

NOTE 7--OTHER ACCRUED EXPENSES

      As of September 30, 1998, other accrued expenses consist of the following:

          Payroll and benefits                              $   768,717
          Professional services                                 328,692
          Reserve for net amounts due
                   from affiliates                            1,798,857
          Reserve for core medical group restructuring        2,500,000
          Other                                               2,214,616
                                                              ---------

            Other Accrued Expenses                          $ 7,610,882
                                                             ==========

NOTE 8 -- NOTES PAYABLE

      Notes Payable as of September 30, 1998 are as follows:

                                                                      Date of
            Description                                              Maturity                     Amount
            -----------                                              --------                     ------
     Letter of Credit Payable to Chase Manhattan Private Bank      October 31, 1998            $ 2,615,209
     Note Payable to Series D Preferred Stockholder                November 15, 1998             1,000,000
     Note Payable to Series C
       Preferred Stockholder (including accrued interest)          January 31, 1999              5,840,675
     Other Notes Payable                                              Various                    2,171,613
                                                                                               -----------

            Total Notes Payable                                                                 11,627,497

            Less: Current Maturities of Notes Payable                                          (11,576,254)
                                                                                               -----------

                    Long-Term Notes Payable                                                    $    51,243
                                                                                                ==========

      In November 1997, the Company established an $11,000,000 credit facility ("the Credit Facility") with Chase Manhattan Bank, N.A. ("Chase"). The Credit Facility supports a $5,250,000 standby letter of credit (the "Standby Letter"), which was required under one of the Company's global capitation contracts. On September 17, one of the HMO's withdrew $2,619,209 under the Credit Facility to support the payment of claims. This letter of credit accrued interest at the rate of Libor plus .05%. As of September 30, 1998, there was no remaining amount available under the Credit Facility as the Company did not have collateral to cover additional borrowings. The Credit Facility was terminated on October 31, 1998 after the letter of credit balance was repaid.

                                                          DRAFT 11/23/98 2:35 PM


                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

      On August 19, 1998, the Company borrowed $1,000,000 from Beacon, the Company's Series D Preferred Stockholder, pursuant to a Demand Promissory Note, which bears interest at the rate of 15% per annum, unless the Company defaulted on the Demand Promissory Note, at which time interest would increase incrementally by 1% every two weeks until the debt was repaid or the maximum rate allowable by law was reached. This Demand Promissory Note matured on November 15, 1998. The Company has defaulted on this Demand Promissory Note. (See Note 16 "Subsequent Events".)

NOTE 9 - CAPITALIZATION

      On July 7, 1997 the Company entered into a Preferred Stock Purchase Agreement, which was amended on July 15, 1997 (the "Series D Purchase Agreement"), with Beacon pursuant to which the Company agreed to sell to Beacon 3,000,000 shares of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") for an aggregate purchase price of $30,000,000. The parties completed an initial purchase of 2,000,000 shares for $20,000,000 on July 15, 1997. The Company incurred issuance costs of approximately $1,289,000 in connection with the Series D financing including financing and due diligence fees. The $18,711,000 in net proceeds was used to fund the expansion of the Company and operating losses. Pursuant to the Series D Purchase Agreement, the purchase of the additional shares of Series D Preferred Stock by Beacon in exchange for an aggregate purchase price of $10,000,000 was to be consummated on or prior to June 30, 1998 and was subject to various conditions including, without limitation, the absence of any material adverse change in the Company's financial condition. Because there had been a material adverse change in the Company's financial condition prior to June 30, 1998, Beacon declined at that time to purchase additional shares of Series D Preferred Stock pursuant to the Series D Purchase Agreement.

NOTE 10 - STOCK SPLIT-UP

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

NOTE 11 -- CAPITATION AGREEMENTS

      On September 10, 1997, the Company entered into the NYLCare/Aetna global capitation contract for Medicare enrollees. Under the agreement, effective October 1, 1997, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to enrollees in exchange for monthly capitation fees. During the three months ended September 30, 1998, the Company earned capitation revenue of approximately $16,500,000 under this contract. The Company rescinded this agreement on September 24, 1998, effective retroactively to August 31, 1998. The Company is currently engaged in legal proceedings with NYLCare/Aetna regarding the contract termination.

      On January 1, 1998, the Company assumed responsibility for managing all physician and institutional care, subject to certain exclusions, delivered to Medicare enrollees located on the Eastern Shore of Maryland of an HMO in exchange for monthly capitation fees pursuant to arrangements with Genesis. These arrangements were terminated effective November 1, 1998. (See Note 4.) During the three months ended September 30, 1998, the Company earned capitation revenue of approximately $6,300,000 under this arrangement.




NOTE 12 - LOSS ON WRITE-DOWN OF IMPAIRED LONG-LIVED ASSETS

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", ("SFAS No. 121"), the Company has recorded an impairment loss of $9,071,669 in fiscal year 1998 related to certain of its long-lived assets stemming from its PSO Agreements and related transactions. Under SFAS No. 121, the Company has evaluated its intangible and other long-lived assets at the lowest level for which there are identifiable independent cash flows. Of the loss recorded, $7,471,000 is related to the unamortized portion of the Company's intangible assets related to its PSO Agreements and certain other

                                                          DRAFT 11/23/98 2:35 PM


                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

physician agreements. Due to the losses incurred under the global capitation agreements in which these physicians participate as well as the direct costs incurred by the Company to support the PSO Agreements, the Company has determined that the anticipated cash flows resulting from its PSO Agreements and other physician agreements will be insufficient to realize the intangible assets recorded. The remainder of the impairment loss relates primarily to certain computer hardware and software acquired to support the Company's physician practices which the Company believes are impaired, given its current and future cash flow under the PSO Agreements and its plans to restructure those agreements as of June 30, 1998.

      In each case, the impairment loss represents the excess of the carrying amount of the impaired assets over the estimated fair value of the impaired assets. Generally, fair value represents the expected future cash flows from the use of the assets or group of assets, discounted at a rate commensurate with the risks involved.

      As a result of the bankruptcy proceeding, (see Note 2) the Company believes there could be additional impairment writedowns in the future. Such amounts, if any, can not be readily determined at this time.

NOTE 13 - RESIGNATIONS OF OFFICERS AND DIRECTORS

      During the three months ended September 30, 1998, the following persons resigned as officers and/or Board members of the Company:

o Effective July 29, 1998, Dr. Peter LoPresti resigned from the Company's Board of Directors.
o Effective September 2, 1998, Dr. Scott Rifkin resigned as Chairman of the Board of Directors. Dr. Rifkin resigned as a director of the Company and member of the Executive Committee of the Board of Directors as of September 21, 1998.
o Effective September 20, 1998, Dr. J. David Nagel resigned from the Board of Directors.
o Effective September 25, 1998, Dr. Norman Marcus resigned as a Director.
o Effective September 25, 1998, John R. Dwyer, Jr. resigned as Executive Vice President, Chief Financial Officer of the Company and a Director of the Company.

      Subsequent to September 30, 1998, additional officers and members of the Company's Board of Directors resigned (See Note 16).

NOTE 14 -CONVERSION PRICE ADJUSTMENT FOR THE SERIES D PREFERRED STOCK

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

      As a consequence of that adjustment, each share of Series D Preferred Stock is convertible into 3.64 shares of Class C Common Stock. Based upon Beacon's initial investment (and including stock dividends of 33,666 shares of Series D Preferred Stock issued through September 30, 1998), the Series D Preferred Stockholder would own, upon conversion, 7,858,276 shares of Class C Common Stock, representing approximately 40% of the outstanding capital stock of the Company.




NOTE 15 - RESCISION OF PREFERRED STOCK DIVIDENDS

      On November 4, 1998, the Company rescinded the declaration and issuance of three Series D Preferred Stock Dividends subsequent to the date of its incorporation in the State of Delaware in October 1997. Corporate law in the State of Delaware prohibits corporations from declaring dividends when the corporation lacks capital surplus. The Series D Preferred Stockholder has returned to the Company the applicable stock certificates with respect to the rescinded dividends. The effect of this rescission has been made to the equity balances as of September 30, 1998.

                                                          DRAFT 11/23/98 2:35 PM


                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 16 - SUBSEQUENT EVENTS

      BRIDGE LOANS AND DEMAND PROMISSORY NOTES


        On October 2, 1998, the Company borrowed $350,000 from Beacon and $350,000 from GHI and the Company issued to Beacon and GHI Demand Promissory Notes. On October 22, 1998, the Company borrowed $100,000 from Beacon and $100,000 from GHI and the Company issued to Beacon and GHI Demand Promissory Notes. On October 29, 1998, the Company borrowed $50,000 from Beacon and $50,000 from GHI and the Company issued Demand Promissory Notes to Beacon and GHI. The proceeds of these loans were used to pay general and corporate expenses.

      The borrowings completed in October 1998 accrue interest at the rate of 15% per annum. The Demand Promissory Notes matured on November 15, 1998 and are in default. Upon default the interest rate increases 1% and continues to increase incrementally by an additional 1% every two weeks thereafter, provided the interest rate shall not exceed the maximum permitted by law, until the principal has been repaid. Due to the default, the Company must also pay the amount of interest, fee or other amount payable on each of the notes at a rate per annum equal at all times to the higher of 20% per annum or the applicable interest rate required by the preceding sentence.

      BANKRUPTCY

      On November 16, 1998, the Company filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court (Baltimore Division) to reorganize and seek protection from its creditors. See Note 2.

      ADDITIONAL BEACON/GENESIS FINANCING

        Management is negotiating debtor in possession financing with Beacon and Genesis to fund operations and other Company commitments incurred prior and subsequent to the Company's bankruptcy filing. See Note 2.

      CASH POSITION

        As of November 18, 1998, the Company had cash and cash equivalents of approximately $217,000. Of this amount, approximately $50,000 was restricted in order to secure payment of medical claims under the Company's global capitation contract with an HMO.

      RESIGNATIONS OF OFFICERS AND DIRECTORS

      Subsequent to September 30, 1998, the following persons resigned as officers and/or Board members of the Company:

o Directors - Albert  Herrera,  Robert Graw, Mark Eig,  William Lamm,  Stewart
  B. Gold, Alan Kimmel and D. Alexander Rocha;
o Officers - Stewart B. Gold, President and CEO; James A. Gast, Senior Vice President, Alan Kimmel, position as Executive Vice President and Chief Medical Officer was terminated by the Company; and Cindy Gates-Belz, position as Vice President of Care Management was terminated by the Company.

      Effective October 15, 1998, Dr. Robert Barish resigned as a member of the Board of Directors designated by the Series B Preferred Stockholder and the Series B preferred Stockholder designated Dr. David Rorison as his replacement.

      As a result of these resignations and those set forth in Note 13, there are 15 vacancies on the full Board of Directors of the Company and four vacancies on the Executive Committee thereof. These vacancies have not been filled yet by the shareholders or directors entitled to designate replacements for such vacancies.

      TERMINATION OF GLOBAL CAPITATION CONTRACTS

      Effective November 1, 1998, the Medicare network management arrangement with respect to certain Medicare enrollees on the Eastern Shore of Maryland was terminated.

      Effective November 13, 1998, the Company ceased providing services to HMO's associated with Blue Cross/Blue Shield of Maryland under a Medicare and Commercial global capitation contract.

                                                          DRAFT 11/23/98 2:35 PM


                     DOCTORS HEALTH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued


      As of November 13, 1998, the Company had no global capitation contracts from which revenues are derived.

                               DOCTORS HEALTH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview. The Company's strategy has principally focused on acquiring global capitation contracts under which the Company would generate operating income. This strategy has not been successful to date. The Company sustained a net loss of $18,055,724 for the three months ended September 30, 1998. This loss for the three months ended September 30, 1998 is primarily due to the fact that medical expenses incurred were significantly greater than expected and exceed Capitation Revenue for the period. As a result of these operating developments and the decision by NYLCare Health Plans of the Mid-Atlantic, Inc. ("NYLCare") to terminate its Medicare contract with the HealthCare Finance Administration ("HCFA"). On November 16, 1998 the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland to reorganize and seek protection from creditors. Management is developing a plan to reorganize the operations of the Company.

      As a result of these developments subsequent to September 30, 1998, management implemented a corporate expense reduction plan which has included a substantial reduction in personnel.

      During fiscal year 1998, the Company entered into a Global Capitation Contract with NYLCare which increased the number of Medicare enrollees by approximately 13,500. As a result of the NYLCare Global Capitation Contract, the Company incurred substantial overhead expenses to hire new employees, established a care management operations center and purchased new information systems to handle the influx of new claims and cases. While the NYLCare contract increased the Company's Capitation Revenue during fiscal 1998 by approximately $43,000,000, Medical Services Expense attributable to medical care for the NYLCare enrollees exceeded such Capitation Revenue by approximately $8,400,000.

      NYLCare was acquired by Aetna US Healthcare (collectively, "NYLCare/Aetna") in July 1998. On August 31, 1998, Aetna announced that, effective December 31, 1998 it would terminate its Medicare contract with HCFA for certain jurisdictions including Maryland, Virginia and Washington, D.C. It is the Company's position such action by NYLCare/Aetna constitutes a breach of the Global Capitation Contract with the Company. The Company and NYLCare/Aetna have asserted a number of claims against each other in connection with various terms under the contract. NYLCare/Aetna has requested arbitration of those disputes. The Company has sought legal advice with respect to its claims and remedies against NYLCare/Aetna, including the right to seek specific performance of the Global Capitation Contract, monetary damages and rescission. There can be no assurance as to the ultimate resolution of various claims by NYLCare/Aetna. However, the Company is operating as if the contract was terminated as of August 31, 1998 and, as a result, has begun to implement the downsizing and other measures described below. On September 24, 1998, the Company rescinded the NYLCare/Aetna Global Capitation Contract because management believed NYLCare/Aetna had breached the contract.

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

      Capitation Revenues from the United HealthCare contract terminated as of September 1, 1998 and Capitation Revenues under the NYLCare/Aetna contract retroactively terminated as of August 31, 1998. However, the Company has recorded Capitation Revenues and accrued medical services liabilities through September 24, 1998, the date that the Company ceased the authorization of care for the NYLCare/Aetna subscribers. On September 16, 1998, the Company received notification of NYLCare/Aetna's desire to seek arbitration related to various disputes related to the contract. This arbitration proceeding has been stayed as a result of the bankruptcy proceeding. The outcome of any legal proceedings, or any attempts by the Company to seek a financial settlement is unknown at this time. It is possible, depending on the very uncertain outcomes of any legal proceedings, that the Company's remaining financial exposure under this contract may be greater than the reserve recorded for this global capitation contract. This contract accounted for approximately 59% of the Company's global capitation revenue for the three months ended September 30, 1998. Capitation Revenues from these contracts represented approximately 66% of the Company's Capitation Revenue for three months ended September 30, 1998. Despite termination of these contracts, the Company may remain liable for medical expenses incurred by such enrollees even though claims for such medical expenses may not be presented to the Company for a considerable period of time after the termination date. The Company intends to contest any liability for claims with respect to the NYLCare/Aetna contract.

      Capitation Revenues from the Company's Medicare and Commercial global capitation contracts with Blue Cross/Blue Shield ceased as of October 31, 1998 and active accounts were turned over to Blue Cross/Blue Shield on November 13, 1998. Effective November 1, 1998, Genesis and the Company terminated their Medicare care network management arrangements with the Company, with respect to certain Medicare enrollees on the Eastern Shore of Maryland. Capitation Revenues with respect to the Eastern Shore Medicare care network management arrangement ceased effective November 1, 1998. Despite termination of the Blue Cross/Blue Shield Contracts, the Company may remain liable for medical expenses incurred by such enrollees even though claims for such medical expenses may not be presented to the Company for a considerable period of time after the termination date. As of November 12, 1998, all of the Company's Global Capitation Contracts had been terminated.

                               DOCTORS HEALTH, INC.


      The Company has recorded accrued medical services liabilities related to the terminated contracts in the amount of approximately $31,000,000 on its consolidated balance sheet at September 30, 1998, of which approximately $26,000,000 is subject to the legal proceedings between the Company and NYLCare/Aetna.

      The Company's financial condition is also affected by changes in certain of its credit facilities. During fiscal 1998, approximately $7,500,000 in debt obligations were reclassified as current liabilities due to the maturity dates and planned restructuring of the Company's relationships with the Core Medical Groups.

      The operating losses, contract terminations, debt reclassification and other operating issues have resulted in a working capital deficit of $44,422,130 as of September 30, 1998. The Company does not have sufficient resources to fund its short term and long term liquidity and cash flow requirements. In light of the working capital deficit described above and uncertainty as to the outcome of the legal proceedings with NYLCare/Aetna, the Company's internally generated capital has not been sufficient to fund all of the Company's short term and long term liquidity and cash flow requirements.


Sources of Revenue

      Capitation Revenues. Under the global capitation contracts, the Company received Capitation Revenue in the form of a fixed fee per enrollee per month or a percentage of Enrollee premiums from a Payor in exchange for undertaking the obligation to provide or arrange for the provision of substantially all of the health care services required by the enrollees (the majority of expenses associated with such activities are reported as "Medical Services Expense"). These services were provided by PCPs, specialists, hospitals and other health care providers which are part of the Company's Network. The Company also received revenues from Gatekeeper Capitation Contracts pursuant to which the Payor compensates the Company only for primary care medical services. The Company derived no earnings from the Gatekeeper Capitation Contracts and has attempted to convert the enrollees in such commercial gatekeeper contracts to global capitation contracts when possible.

      Capitation Revenue was prepaid monthly based on the consolidated number of enrollees and was recognized as Capitation Revenue during the month the Company became responsible for the care of such enrollees. During the three months ended September 30, 1998, approximately $27,680,000 and $325,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements. During the three months ended September 30, 1997, approximately $4,275,000 and $294,000, were recorded as global capitation and gatekeeper capitation revenue, respectively, in the Company's consolidated financial statements.

      In December 1997, the Company also executed a letter of intent with Genesis whereby the Company assumed responsibility for managing physician and institutional care, subject to certain exclusions, delivered to certain Medicare enrollees of an HMO located on the Eastern Shore of Maryland in exchange for a capitation fee. The arrangement commenced on January 1, 1998. The Company and Genesis did not execute an actual contract and operated under the arrangements based on the letter of intent. Genesis and the Company terminated the arrangements on November 12, 1998, such termination to be effective on November 1, 1998. The Company generated approximately $6,300,000 of capitation revenue for the three months ended September 30, 1998.

      The Company is responsible for the expenses of some or all of the medical services provided by its PCPs, specialists and other providers to which it referred enrollees under global capitation contracts. The cost of medical services was recognized in the period in which they were provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical services is calculated by pricing the open authorizations for medical services from the Company's medical management system as well as projecting the associated costs using historical studies of claims paid and actuarial assistance. Estimates are continually monitored and reviewed and, as settlements are made estimates are adjusted, and differences are reflected in current operating results. As of September 30, 1997 and 1998, approximately $6,077,000 and $43,874,000, respectively, was recorded in Accrued Medical Services for incurred but not reported services.

      Net Revenue. The Company derives a portion of its total revenues from contractual management and similar fees earned pursuant to the PSO Agreements with Core Medical Groups which employ physicians who have transferred medical practice assets to the Company. Net Revenue consists of the reimbursement of all practice operating costs and contractional management fees as defined and stipulated in the PSO Agreements. During the three months ended September 30, 1997 and 1998, the Company recorded

                               DOCTORS HEALTH, INC.



contractual management fees of $103,951 and $116,415, respectively.

RESULTS OF OPERATIONS


      The following table sets forth for the three months September 30, 1998, selected financial data expressed as a percentage of total revenues. Because of the Company's recent loss of its global capitation contracts and its major restructuring, the Company does not believe that the period to period comparisons, percentage relationships within periods and apparent trends set forth below are necessarily indicative of future operations.

                             Three Months    Three Months
                                Ended           Ended
                              September 30,  September 30,
                                1997            1998
                                ----            ----

Capitation revenue              57.3%           88.8%
Net revenue                     42.7%           11.2%
                                -----           -----

Total revenues                  100.0%         100.0%

Medical services expense        49.1%           120.9%
Care center costs               41.3%           10.8%
General and administrative      39.7%           21.5%
Depreciation and amortization    6.0%            1.0%
Interest and other income       (3.7)%          (1.0)%
Interest expense                 4.1%            1.0%
Income tax expense                  --              --
                                -----           -----

Net loss                        (36.5)%         (54.1)%
                                =======         =======



COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                               DOCTORS HEALTH, INC.


      Total Revenues. The Company's total revenues increased to $31,344,356 for the three months ended September 30, 1998 from $7,966,401 for the three months ended September 30, 1997. Capitation Revenue increased to $28,005,461 ($27,035,354 due to global capitation contracts and $970,107 due to Gatekeeper Capitation Contracts) or 88.8% of total revenues for the three months ended September 30, 1998, compared to $4,568,707 ($4,274,995 due to Global Capitated Contracts and $293,712 due to Gatekeeper Capitation Contracts) or 57.3% of total revenues in the comparable prior period. This increase in Capitation Revenue is primarily attributable to the increase in the number of Enrollees participating in global capitation contracts from 9,070 at September 30, 1997 to 30,665 at September 30, 1998. The Company has terminated all of its global capitation contracts.

      Medical Services Expense. Medical services expense was $38,147,712 or 120.9% of total revenues for the three months ended September 30, 1998 compared to $3,908,010 or 49.1% of total revenues for the three months ended September 30, 1997. This increase resulted from the increase in the number of Enrollees participating in the Company's Global Capitated Contracts from 9,070 at September 30, 1997 to 30,665 at September 30, 1998 and the recording of provisions for uncollectible accounts. The Company has terminated all of its global capitation contracts.

      Care Center Costs. Care center costs increased to $3,422,480 or 10.8% of total revenues for the three months ended September 30, 1998 from $3,293,743 or 41.3% of total revenues for the three months ended September 30, 1997. The increase in the dollar amount of care center costs resulted primarily from the increase in physician draws.

      General and Administrative Expenses. General and administrative expenses increased to $6,787,184 or 21.5% of total revenues for the three months ended September 30, 1998 from $3,166,519 or 39.7% of total revenues for the three months ended September 30, 1997. This increase in dollar amount resulted primarily from increased compensation expenses from expansion of the Company's corporate management team, as well as its marketing, acquisitions, network development and care management departments and additional operating costs incurred in adding physicians to the Company's Network and attracting members who enroll in benefit plans under global capitation contracts. The increase can also be attributed to the recording of additional provision for uncollectible accounts related to accounts receivable and other receivables and accrued interest receivable. The increase to the provision was a result of management's estimate of the collectibility of the receivables.

      Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $185,953 or 1.0% of total revenues for the three months ended September 30, 1998 from $476,581 or 6.0% of total revenues for the three months ended September 30, 1997. The decrease in dollar amount resulted primarily from the write down of impaired long-lived assets at June 30, 1998.

      Interest and Other Income. Interest and other income decreased to $191,242 or 1.0% of total revenues for the three months ended September 30, 1998 from $296,440 or 3.7% of total revenues for the three months ended September 30, 1997. The decrease in dollar amount resulted primarily from the decrease in cash and cash equivalents and short-term investments.

      Interest Expense. Interest expense decreased to $259,025 or 1.0% of total revenues for the three months ended September 30, 1998 from $328,069 or 4.1% of total revenues for the three months ended September 30, 1997. These dollar decreases resulted primarily from the termination of the HBO & Company Note Payable, paid in full on May 14, 1998.

      Income Tax Expense. In light of the Company's loss and its full valuation allowance for deferred tax assets, for the three months ended September 30, 1998 and 1997, the Company did not require a provision for income taxes.

      Net Loss. The Company had a net loss of $17,066,756 for the three months ended September 30, 1998 compared to $2,910,081 for the three months ended September 30, 1997.

      Loss Applicable To Common Stock. In arriving at loss applicable to common stock, the Company's net loss is increased by dividends payable to the Redeemable Convertible Preferred Stockholders and accretion. The net loss applicable to common stock was $18,055,724 for the three months ended September 30, 1998 compared to $3,715,163 for the three months ended September 30, 1997 which consisted primarily of HMO and contract termination settlements.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity. As of September 30, 1998, the Company had a working capital deficit of $44,422,130. The Company presently lacks sufficient financial resources to meet its short and long-term liquidity needs as a result of the significant accrued medical services liabilities with

                               DOCTORS HEALTH, INC.


respect to terminated contracts, particularly the NYLCare/Aetna contract. The Company expects to address these issues against NYLCare/Aetna in the appropriate legal forum. The Company's liquidity is also affected in the short term by the Company's credit facilities described in "--Capital Resources." The Company has reduced its expenses and is seeking debtor-in-possession financing to assist in funding certain of its short-term liquidity needs.

        On October 2, 1998, the Company borrowed $350,000 from Beacon and $350,000 from GHI, and the Company issued to Beacon and GHI Demand Promissory Notes. On October 22, 1998, the Company borrowed $100,000 from Beacon and $100,000 from GHI and the Company issued to Beacon and GHI Demand Promissory Notes. On October 29, 1998, the Company borrowed $50,000 from Beacon and $50,000 from GHI and the Company issued Demand Promissory Notes to Beacon and GHI. The proceeds of the loans were used to pay general and corporate expenses.

        The loans completed in October 1998 accrue interest at the rate of 15% per annum and are in default as of November 16, 1998. Upon default the interest rate increased 1% and continues to increase incrementally by an additional 1% every two weeks thereafter, provided the interest rate shall not exceed the maximum permitted by law, until the principal has been repaid. While in default the Company must also pay additional interest on outstanding principal and interest fees or other amounts payable on each of the notes at a rate per annum equal at all times to the higher of 20% per annum or the applicable interest rate required by the preceding sentence.

     On November 16, 1998, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Baltimore Division (Case No. 98-6-6211-JS). No trustee has been appointed by the Bankruptcy Court, and the Company is currently acting as a Chapter 11 debtor-in-possession in accordance with the Bankruptcy Code. The Company has not yet filed a plan of reorganization or liquidation, but it has the exclusive right to do so on or before March 16, 1999. The Company is considering all available options with respect to formulation of a plan, including the reorganization of its business or termination of operations and liquidation of its assets.

      On November 20, 1998, the Bankruptcy Court entered an interim Order Authorizing Use of Cash Collateral, under the terms of which the Company is permitted to use cash and proceeds of its accounts receivable, in which Beacon and GHI have security interests, to meet certain budgeted operating expenses through December 18, 1998. The Bankruptcy Court has scheduled a final hearing on use of cash collateral for December 3, 1998.

      The Company filed a motion with the Bankruptcy Court on November 18, 1998 seeking approval for the DIP Financing. The Bankruptcy Court has scheduled a hearing on approval of the DIP Financing for December 3, 1998.

      The Company has evaluated the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications currently use two digit date fields to designate a year. The Information Technology Department has completed an assessment of the impact of the year 2000 issue on the Company. All hardware, software and programs have been assessed with respect to the ability to provide materially fault-free performance in the processing of date-related information. The Company utilizes commercially developed software packages, several of which were identified as non-year 2000 compliant. A workplan was created which identifies "at risk" systems, as well as the anticipated cost and time frame for upgrade or replacement of such systems. Due to the Company's financial condition the Company has deferred completion of this process.

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

      Cash Flow. Net cash used in operating activities was $8,310,097 for the three months ended September 30, 1998, compared to $3,271,565 in 1997. The use of cash for operating activities for the three months ended September 30, 1998 resulted primarily from (i) $17,066,756 in net losses, (ii) a $843,675 increase in prepaid expenses and other receivables, offset by (iii) a $7,454,501 increase in accrued medical service expense and, (iv) depreciation and amortization of $185,953.

      Net cash used in investing activities was $314,578 for the three months ended September 30, 1998, compared to $3,756,178 in 1997.

      Net cash provided by (used in) financing activities was $(361,376) for the three months ended September 30, 1998, compared to 18,590,125 in 1997. Cash flows from financing activities in 1997 primarily resulted from issuances of Redeemable Convertible Preferred Stock and activity in the Company's note payable balances.

      As of November 18, 1998, the Company had total cash and cash equivalents of approximately $617,000 of which approximately $50,000 is restricted.

                               DOCTORS HEALTH, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                                                          DRAFT 11/23/98 2:35 PM
                               DOCTORS HEALTH, INC.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On September 16, 1998 NYLCare Health Plans of the Mid-Atlantic ("NYLCare") notified the Company that it would seek arbitration related to various disputes between the Company and NYLCare under a medical management agreement. Such arbitration has been stayed as a result of the Company's filing of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. See Note 4 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview, which are incorporated herein by reference.

      On November 16, 1998, the Company filed a voluntary petition (Case No. 98-66211-JS) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court (Baltimore Division) (the "Bankruptcy Court") to reorganize and seek protection for its creditors. As a debtor-in-possession under Chapter 11, the Company is subject to the jurisdiction of the Bankruptcy Court and is continually subject to various proceedings under the Bankruptcy Code. It is not practicable for the Company to describe or refer to all such proceedings or to predict the impact thereof on the Company or its efforts to formulate a plan of reorganization.

      On November 17, 1998, Cumberland Valley Medical Group, L.L.C. ("CVMG") filed a complaint against the Company for declaratory judgment and breach of contract in the Bankruptcy Court (adversary proceeding no. 98-06268). In its request for declaratory judgment, CVMG alleges that $579,318 in accounts receivable is owed to CVMG pursuant to the PSO agreement between CVMG and the Company and requests the Bankruptcy Court to enter an order declaring that all accounts receivable assigned to the Company under the PSO agreement be determined to be the property of CVMG. In addition, CVMG is seeking damages in connection with its alleged breach of contract claim. CVMG contemporaneously filed a motion for a preliminary affirmative injunction to require the Company to immediately release and assign to CVMG all accounts receivable generated by CVMG and all records relating to the accounts receivable. A hearing has been scheduled for December 8, 1998 to hear arguments in connection with the motion for a preliminary affirmative injunction. The Company intends to oppose the claims asserted by CVMG.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      (a) See Notes 8, 15 and 16 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

      BRIDGE LOANS AND DEMAND PROMISSORY NOTES

        On October 2, 1998, the Company borrowed $350,000 from Beacon and $350,000 from GHI and the Company issued to Beacon and GHI Demand Promissory Notes. On October 22, 1998, the Company borrowed $100,000 from Beacon and $100,000 from GHI and the Company issued to Beacon and GHI Demand Promissory Notes. On October 29, 1998, the Company borrowed $50,000 from Beacon and $50,000 from GHI and the Company issued Demand Promissory Notes to Beacon and GHI. The proceeds of these loans were used to pay general and corporate expenses.

      The borrowings completed in October 1998 accrue interest at the rate of 15% per annum. The Demand Promissory Notes matured on November 15, 1998 and are in default. Upon default the interest rate increases 1% and continues to increase incrementally by an additional 1% every two weeks thereafter, provided the interest rate shall not exceed the maximum permitted by law, until the principal has been repaid. Due to the default, the Company must also pay the amount of interest, fee or other amount payable on each of the notes at a rate per annum equal at all times to the higher of 20% per annum or the applicable interest rate required by the preceding sentence.

      BANKRUPTCY

      On November 16, 1998, the Company filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court (Baltimore Division) to reorganize and seek protection from its creditors. See Note 2.

      ADDITIONAL BEACON/GENESIS FINANCING

        Management is negotiating debtor in possession financing with Beacon and Genesis to fund operations and other Company commitments incurred prior and subsequent to the Company's bankruptcy filing. See Note 2.

      CASH POSITION

        As of November 18, 1998, the Company had cash and cash equivalents of approximately $217,000. Of this amount, approximately $50,000 was restricted in order to secure payment of medical claims under the Company's global capitation contract with an HMO.

      RESIGNATIONS OF OFFICERS AND DIRECTORS

      Subsequent to September 30, 1998, the following persons resigned as officers and/or Board members of the Company:

o Directors - Albert  Herrera,  Robert Graw, Mark Eig,  William Lamm,  Stewart
  B. Gold, Alan Kimmel and D. Alexander Rocha;
o Officers - Stewart B. Gold, President and CEO; James A. Gast, Senior Vice President, Alan Kimmel, position as Executive Vice President and Chief Medical Officer was terminated by the Company; and Cindy Gates-Belz, position as Vice President of Care Management was terminated by the Company.

      Effective October 15, 1998, Dr. Robert Barish resigned as a member of the Board of Directors designated by the Series B Preferred Stockholder and the Series B preferred Stockholder designated Dr. David Rorison as his replacement.

      As a result of these resignations and those set forth in Note 13, there are 15 vacancies on the full Board of Directors of the Company and four vacancies on the Executive Committee thereof. These vacancies have not been filled yet by the shareholders or directors entitled to designate replacements for such vacancies.

      TERMINATION OF GLOBAL CAPITATION CONTRACTS

      Effective November 1, 1998, the Medicare network management arrangement with respect to certain Medicare enrollees on the Eastern Shore of Maryland was terminated.

      Effective November 13, 1998, the Company ceased providing services to HMO's associated with Blue Cross/Blue Shield of Maryland under a Medicare and Commercial global capitation contract.

      As of November 13, 1998, the Company had no global capitation contracts from which revenues are derived.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

    10.1 Demand Promissory Note dated August 19, 1998 issued to The Beacon Group III-Focus Value Fund, L.P.

    10.2 Demand Promissory Note dated October 2, 1998 issued to The Beacon Group III- Focus Value Fund, L.P.

    10.3 Demand Promissory Note dated October 2, 1998 issued to Genesis Holdings, Inc.

    10.4 Demand Promissory Note dated October 22, 1998 issued to The Beacon Group III- Focus Value Fund, L.P.

    10.5 Demand Promissory Note dated October 22, 1998 issued to Genesis Holdings, Inc.

    10.6 Demand Promissory Note dated October 29, 1998 issued to The Beacon Group III- Focus Value Fund, L.P.

    10.7 Demand Promissory Note dated October 29, 1998 issued to Genesis Holdings, Inc.

     11  Statement regarding computation of per share earnings

     27  Financial Data Schedule

    99.1 Order Authorizing Use of Cash Collateral

    99.2 Order Authorizing Payment Of Prepetition Accrued Waged, Payroll Taxes and Other Employee Benefits

        (b) Reports on Form 8-K.
        None

                               DOCTORS HEALTH, INC.



                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOCTORS HEALTH, INC.

                                       By: /s/ Thomas F. Mapp
                                           ___________________________
                                           Thomas F. Mapp
                                           Vice President